Form 10-Q
period 2025-09-30
Eagle Point Trinity Senior Secured Lending Co
filed 2025-12-10
CIK 2027033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-39958

Eagle Point Trinity Senior Secured Lending Company
(Exact name of registrant as specified in its charter)

Delaware	99-2899518
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 Steamboat Road, Suite 202 Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)
(203) 340-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of December 8, 2025, the registrant had 6,015,535 shares of beneficial interest outstanding.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

		PAGE NO.
PART I	FINANCIAL INFORMATION	3
Item 1.	Consolidated Financial Statements	3
	Consolidated Statements of Assets and Liabilities as of September 30, 2025 (unaudited) and December 31, 2024	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and for the period June 28, 2024 (commencement of operations) to September 30, 2024 (unaudited)	4
	Consolidated Statements of Changes in Net Assets for the Three and Nine Months Ended September 30, 2025 and for the period June 28, 2024 (commencement of operations) to September 30, 2024 (unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the period June 28, 2024 (commencement of operations) to September 30, 2024 (unaudited)	7
	Consolidated Schedule of Investments as of September 30, 2025 (unaudited)	8
	Consolidated Schedule of Investments as of December 31, 2024	27
	Notes to Consolidated Financial Statements (unaudited)	38
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	65
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	77
Item 4.	Controls and Procedures	78
PART II	OTHER INFORMATION	80
Item 1.	Legal Proceedings	80
Item 1A.	Risk Factors	80
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80
Item 3.	Defaults Upon Senior Securities	80
Item 4.	Mine Safety Disclosures	80
Item 5.	Other Information	80
Item 6.	Exhibits	81

SIGNATURES		82

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $117,329 and $66,473, respectively)	$118,350	$66,886
Cash and cash equivalents	512	2,239
Interest receivable	1,029	726
Deferred debt financing costs	475	796
Other assets	—	6
Total assets	$120,366	$70,653

LIABILITIES
KeyBank Credit Facility	$31,700	$12,400
2028 Series A Notes, net of $420 and $0, respectively, of unamortized deferred financing costs	24,580	—
Management fees payable	444	316
Incentive fees payable	526	185
Contingent incentive fees payable	202	132
Interest payable	459	140
Security deposits	311	525
Due to affiliate	136	—
Accrued expenses and other liabilities	1,153	650
Total liabilities	$59,511	$14,348

Commitments and contingencies (Note 6)	—	—

NET ASSETS
Members' capital	—	56,305
Common shares of beneficial interest, unlimited shares authorized (6,013,221 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	—	—
Paid-in capital	60,132	—
Distributable earnings/(accumulated deficit)	723	—
Total net assets	60,855	56,305
Total liabilities and net assets	$120,366	$70,653
NET ASSET VALUE PER SHARE	$10.12	$—
See accompanying notes to unaudited consolidated financial statements.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	For the Period of June 28, 2024 (commencement of operations) to September 30, 2024(1)
INVESTMENT INCOME:
Interest income from non-controlled/non-affiliated investments	$3,543	$8,764	$944
Fee income from non-controlled/non-affiliated investments	15	28	25
Total investment income	3,558	8,792	969

EXPENSES:
Origination fees	413	621	241
Management fees	444	1,088	112
Incentive fees	526	1,041	37
Contingent incentive fees	(52)	70	9
Organizational costs	—	55	—
Professional fees	363	894	81
Interest expense and other debt financing costs	933	1,810	—
Total expenses	2,627	5,579	480

NET INVESTMENT INCOME	931	3,213	489

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Non-controlled/non-affiliated investments	636	927	—
Net realized gain/(loss) from investments	636	927	—

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS
Non-controlled/non-affiliated investments	232	550	47
Net change in unrealized appreciation/(depreciation) from investments	232	550	47

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,799	$4,690	$536

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED[2]	$0.04	$0.04	$—

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS FROM PER SHARE - BASIC AND DILUTED[2]	$0.12	$0.12	$—

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	6,013,221	6,013,221	—
(1) The period from June 28, 2024 through September 30, 2024 represents the same period as the three months ended September 30, 2024.
(2) Per share amounts are calculated by dividing net investment income and net change in net assets resulting from operations for the period from August 28, 2025 (the date of the first share issuance) through September 30, 2025 by the weighted average number of shares outstanding during that same period.

See accompanying notes to unaudited consolidated financial statements.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Statements of Changes in Net Assets
(In thousands, except share and per share data)
(Unaudited)
Three Months Ended September 30, 2025:

					Distributable Earnings /
	Members'	Common Shares		Paid In	(Accumulated	Total
	Interest	Shares	Par Value	Capital	Deficit)	Net Assets
Balance as of June 30, 2025	$59,196	—	$—	$—	$—	$59,196
Capital contributions	4,710	—	—	—	—	4,710
Capital distributions	(4,850)	—	—	—	—	(4,850)
Net investment income through August 28, 2025	717	—	—	—	—	717
Net realized gain/(loss) on investments through August 28, 2025	636	—	—	—	—	636
Net change in unrealized appreciation/(depreciation) on investments through August 28, 2025	(277)	—	—	—	—	(277)
Conversion transaction	(60,132)	6,013,221	—	60,132	—	—
Net investment income August 29 to September 30, 2025	—	—	—	—	214	214
Net change in unrealized appreciation/(depreciation) on investments August 29 to September 30, 2025	—	—	—	—	509	509
Balance as of September 30, 2025	$—	6,013,221	$—	$60,132	$723	$60,855
Nine Months Ended September 30, 2025:

					Distributable Earnings /
	Members'	Common Shares		Paid In	(Accumulated	Total
	Interest	Shares	Par Value	Capital	Deficit)	Net Assets
Balance as of December 31, 2024	$56,305	—	$—	$—	$—	$56,305
Capital contributions	4,710	—	—	—	—	4,710
Capital distributions	(4,850)	—	—	—	—	(4,850)
Net investment income through August 28, 2025	2,999	—	—	—	—	2,999
Net realized gain/(loss) on investments through August 28, 2025	927	—	—	—	—	927
Net change in unrealized appreciation/(depreciation) on investments through August 28, 2025	41	—	—	—	—	41
Conversion transaction	(60,132)	6,013,221	—	60,132	—	—
Net investment income August 29 to September 30, 2025	—	—	—	—	214	214
Net change in unrealized appreciation/(depreciation) on investments August 29 to September 30, 2025	—	—	—	—	509	509
Balance as of September 30, 2025	$—	6,013,221	$—	$60,132	$723	$60,855

For the Period June 28, 2024 (commencement of operations) to September 30, 2024:

					Distributable Earnings /
	Member's	Common Shares		Paid In	(Accumulated	Total
	Interest	Shares	Par Value	Capital	Deficit)	Net Assets
Balance as of June 28, 2024 (commencement of operations)	$—	—	$—	$—	$—	$—
Capital contributions	24,000	—	—	—	—	24,000
Net investment income	489	—	—	—	—	489
Net change in unrealized appreciation/(depreciation) on investments	47	—	—	—	—	47
Balance as of September 30, 2024	$24,536	—	$—	$—	$—	$24,536
See accompanying notes to unaudited consolidated financial statements.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2025	For the Period June 28, 2024 (commencement of operations) to September 30, 2024
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$4,690	$536
Adjustments to reconcile net increase/(decrease) in net assets resulting from operation to net cash provided by/(used in) operating activities:
Net unrealized (appreciation)/depreciation from investments	(550)	(47)
Net realized (gain)/loss from investments	(927)	—
Accretion of original issue discounts and end of term payments on investments	(1,087)	(113)
Amortization of deferred debt financing costs	358	—
Purchases of investments, net of deferred fees	(62,277)	(24,923)
Proceeds from the sale and paydowns of investments	13,438	2,431
Interest received in-kind	(60)	(6)
Change in operating assets and liabilities
(Increase)/Decrease in interest receivable and other assets	(297)	(260)
Increase/(Decrease) in security deposits	(214)	408
Increase/(Decrease) in accrued expenses and other liabilities	503	89
Increase/(Decrease) in due to affiliate	136	—
Increase/(Decrease) in management fees payable, incentive fees payable, and interest payable	858	158
Net cash provided by/(used in) operating activities	(45,429)	(21,727)

Cash flows provided by/(used in) financing activities
Capital contributions	4,710	24,000
Capital distributions	(4,850)	—
Borrowings under Credit Facility	49,200	—
Repayments under Credit Facility	(29,900)	—
Issuance of 2028 Series A Notes, net of issuance costs	24,542	—
Net cash provided by/(used in) financing activities	43,702	24,000

Net increase/(decrease) in cash and cash equivalents	(1,727)	2,273
Cash and cash equivalents at beginning of period	2,239	—
Cash and cash equivalents at end of period	$512	$2,273

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$1,083	$—
See accompanying notes to unaudited consolidated financial statements.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
September 30, 2025
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Par Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States
Artificial Intelligence & Automation
Applied Digital Corporation	Equipment Financing	June 28, 2024	March 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	$625	$624	$637
	Equipment Financing	June 28, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	364	365	371
	Equipment Financing	November 19, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	589	594	601
Total Applied Digital Corporation					$1,578	$1,583	$1,609

Augmented Reality Concepts, Inc.	Secured Loan	November 19, 2024	June 18, 2029	Variable interest rate SOFR 3 Month Term + 7.3%; EOT 0.0%	$1,230	$1,227	$1,235	(6)

Cirrascale Cloud Services, LLC	Equipment Financing	November 19, 2024	April 1, 2027	Fixed interest rate 10.2%; EOT 5.0%	$777	$824	$827
	Equipment Financing	November 19, 2024	September 1, 2026	Fixed interest rate 12.7%; EOT 4.0%	690	744	745
Total Cirrascale Cloud Services, LLC					$1,467	$1,568	$1,572

D-Wave Quantum Inc.	Equipment Financing	August 1, 2025	September 1, 2028	Fixed interest rate 10.8%; EOT 4.0%	$59	$57	$57

Sortera Technologies, Inc.	Equipment Financing	February 11, 2025	March 1, 2028	Fixed interest rate 12.5%; EOT 4.0%	$1,196	$1,164	$1,174	(6)

Swimlane, Inc.	Secured Loan	May 28, 2025	June 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 2.3%	$3,600	$3,532	$3,587	(6)

Tquila Automation, Inc	Secured Loan	July 2, 2025	August 1, 2030	Variable interest rate Prime + 5.0% or Floor rate 12.3%; EOT 3.0%	$900	$888	$888

Uniphore Technologies Inc.	Secured Loan	September 30, 2025	October 1, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.0%	$4,000	$3,896	$3,896

Sub-Total: Artificial Intelligence & Automation (23.0%)*					$14,030	$13,915	$14,018

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
September 30, 2025
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Par Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities- United States, Continued
Biotechnology
Taysha Gene Therapies, Inc.	Secured Loan	August 7, 2025	September 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 5.0%	$2,000	$1,999	$2,034	(6)

Sub-Total: Biotechnology (3.3%)*					$2,000	$1,999	$2,034

Connectivity
AST & Science, LLC	Equipment Financing	June 27, 2025	June 1, 2030	Fixed interest rate 12.4%; EOT 9.0%	$2,463	$2,468	$2,498
	Equipment Financing	June 30, 2025	June 1, 2030	Fixed interest rate 12.5%; EOT 9.0%	401	401	406
	Equipment Financing	September 26, 2025	October 1, 2030	Fixed interest rate 12.4%; EOT 9.0%	900	894	894
Total AST & Science, LLC					$3,764	$3,763	$3,798

Tarana Wireless, Inc.	Secured Loan	November 19, 2024	October 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 12.5%; EOT4.0%	$1,200	$1,164	$1,182	(6)

Sub-Total: Connectivity (8.2%)*					$4,964	$4,927	$4,980

Consumer Products & Services
Bobbie Baby, Inc.	Equipment Financing	September 11, 2025	October 1, 2028	Fixed interest rate 11.5%; EOT 3.0%	$2,100	$2,061	$2,061

Ogee, Inc.	Secured Loan	November 25, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	$300	$306	$306	(6)
	Secured Loan	November 25, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT3.8%	300	307	306	(6)
	Secured Loan	November 25, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	300	302	300	(6)
	Secured Loan	July 18, 2025	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	300	256	256	(6)
Total Ogee, Inc.					$1,200	$1,171	$1,168

Sub-Total: Consumer Products & Services (5.3%)*					$3,300	$3,232	$3,229

Diagnostics & Tools
Rapid Micro Biosystems, Inc.	Secured Loan	August 8, 2025	September 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$1,800	$1,742	$1,742

Sub-Total: Diagnostics & Tools (2.9%)*					$1,800	$1,742	$1,742

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
September 30, 2025
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Par Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities- United States, Continued
Finance and Insurance
Beam Technologies, Inc.	Secured Loan	November 19, 2024	October 1, 2029	Variable interest rate Prime + 2.8% or Floor rate 11.0%; EOT 2.0%	$2,255	$2,354	$2,281	(6) (7)
	Secured Loan	June 25, 2025	October 1, 2029	Variable interest rate Prime + 2.8% or Floor rate 11.0%; EOT 2.0%	180	184	183	(6) (7)
	Secured Loan	August 7, 2025	December 31, 2029	Fixed interest rate 0.0%; EOT 0.0%	30	30	30	(8)
Total Beam Technologies, Inc.					$2,465	$2,568	$2,494

Centivo Corporation	Secured Loan	November 19, 2024	August 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	$506	$501	$505	(6) (7)
	Secured Loan	December 20, 2024	August 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	504	483	486	(6) (7)
	Secured Loan	February 3, 2025	August 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	503	484	488	(6) (7)
	Secured Loan	May 20, 2025	August 1, 2029	Variable interest rate PRIME +4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	1,003	964	971	(6) (7)
	Secured Loan	June 13, 2025	August 1, 2029	Variable interest rate PRIME +4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	501	481	485	(6) (7)
Total Centivo Corporation					$3,017	$2,913	$2,935

Cherry Technologies, Inc.	Secured Loan	June 28, 2024	April 1, 2029	Variable interest rate Prime + 2.5% or Floor rate 9.5%; EOT 2.0%	$265	$276	$272	(6)
	Secured Loan	July 31, 2024	April 1, 2029	Variable interest rate Prime + 2.5% or Floor rate 9.5%; EOT 2.0%	265	276	271	(6)
Total Cherry Technologies, Inc.					$530	$552	$543

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
September 30, 2025
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Par Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities- United States, Continued
Tilt Finance, Inc (dba Empower Financial, Inc.)	Secured Loan	June 28, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	$378	$387	$383	(6)
	Secured Loan	June 28, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	98	97	98	(6)
	Secured Loan	June 28, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	147	146	147	(6)
	Secured Loan	June 28, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	152	147	147	(6)
	Secured Loan	June 28, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	505	512	521	(6)
Total Tilt Finance, Inc (dba Empower Financial, Inc.)					$1,280	$1,289	$1,296

Gravie, Inc.	Secured Loan	November 19, 2024	July 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 13.0%; EOT 2.5%	$1,020	$1,028	$992	(6)

Kard Financial, Inc.	Secured Loan	September 10, 2025	October 1, 2030	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.0%	$980	$952	$952	(6)

One Million Metrics (dba Kinetic)	Secured Loan	August 25, 2025	September 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 3.0%	$1,050	$1,019	$1,019	(6)

Lendflow, Inc.	Secured Loan	April 24, 2025	May 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 2.7%	$960	$946	$960	(6)

Patientfi, Inc.	Secured Loan	March 14, 2025	April 1, 2030	Variable interest rate Prime + 3.5% or Floor rate 10.5%; EOT 2.5%	$1,800	$1,777	$1,781	(6)

Under Technologies, Inc.	Secured Loan	November 19, 2024	June 1, 2029	Variable interest rate Prime + 3.8% or Floor rate 12.0%; EOT 4.3%	$600	$596	$607	(6)
	Secured Loan	November 27, 2024	June 1, 2029	Variable interest rate Prime + 3.8% or Floor rate 12.0%; EOT 4.3%	600	595	599	(6)
Total Under Technologies, Inc.					$1,200	$1,191	$1,206

Wisetack, Inc.	Secured Loan	November 14, 2024	December 1, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.5%	$900	$898	$905	(6)

Sub-Total: Finance and Insurance (24.8%)*					$15,202	$15,133	$15,083

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
September 30, 2025
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Par Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities- United States, Continued
Food and Agriculture Technologies
DrinkPak, LLC	Equipment Financing	June 28, 2024	September 1, 2026	Fixed interest rate 12.9%; EOT 7.0%	$561	$680	$695
Sub-Total: Food and Agriculture Technologies (1.1%)*					$561	$680	$695

Green Technology
Commonwealth Fusion Systems, LLC	Equipment Financing	November 19, 2024	July 1, 2030	Fixed interest rate 13.2%; EOT 10.0%	$3,101	$3,266	$3,276
	Equipment Financing	June 28, 2024	July 1, 2030	Fixed interest rate 13.0%; EOT 10.0%	1,072	1,173	1,160
	Equipment Financing	January 14, 2025	July 1, 2029	Fixed interest rate 11.2%; EOT 6.0%	172	174	176
Total Commonwealth Fusion Systems LLC					$4,345	$4,613	$4,612

Electric Hydrogen Co.	Equipment Financing	June 28, 2024	January 1, 2029	Fixed interest rate 12.5%; EOT 15.0%	$963	$1,097	$1,060
	Equipment Financing	November 19, 2024	January 1, 2029	Fixed interest rate 12.6%; EOT 15.0%	790	867	854
	Equipment Financing	November 19, 2024	October 1, 2028	Fixed interest rate 12.5%; EOT 15.0%	477	514	509
	Equipment Financing	November 14, 2024	December 1, 2028	Fixed interest rate 11.9%; EOT 15.0%	114	122	120
Total Electric Hydrogen Co.					$2,344	$2,600	$2,543

Form Energy, Inc.	Equipment Financing	November 19, 2024	November 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$1,749	$1,757	$1,779
	Equipment Financing	December 12, 2024	January 1, 2028	Fixed interest rate 12.5%; EOT 3.0%	469	468	474
Total Form Energy , Inc.					$2,218	$2,225	$2,253

Sub-Total: Green Technology (15.5%)*					$8,907	$9,438	$9,408

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
September 30, 2025
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Par Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities- United States, Continued
Healthcare Technology
B.Well Connected Health, Inc.	Secured Loan	April 10, 2025	May 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 3.0%	$1,800	$1,776	$1,803	(6)

Paytient Technologies, Inc.	Secured Loan	May 27, 2025	June 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.8%; EOT 3.0%	$1,250	$1,224	$1,234	(6)

PurpleLab, Inc.	Secured Loan	September 24, 2025	October 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 11.5%; EOT 2.0%	$3,500	$3,421	$3,421	(6)

RxAnte, Inc.	Secured Loan	June 28, 2024	December 1, 2027	Variable interest rate Prime + 4.5% or Floor rate 10.0%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	$774	$798	$792	(6) (7)
	Secured Loan	June 28, 2024	December 1, 2027	Variable interest rate Prime + 4.5% or Floor rate 10.0%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	250	260	259	(6) (7)
	Secured Loan	June 28, 2024	December 1, 2027	Variable interest rate Prime + 4.5% or Floor rate 10.0%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	254	262	262	(6) (7)
	Secured Loan	September 9, 2024	December 1, 2027	Variable interest rate Prime + 4.5% or Floor rate 10.0%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	249	252	257	(6) (7)
Total RxAnte, Inc .					$1,527	$1,572	$1,570

Total Healthcare Technology (13.2%)*					$8,077	$7,993	$8,028

Marketing, Media, and Entertainment
Angel Studios, Inc.	Secured Loan	September 8, 2025	October 1, 2030	Variable interest rate Prime + 6.0% or Floor rate 13.5%; EOT 2.0%	$1,600	$1,435	$1,435	(6)

Rarefied Atmosphere, Inc.	Secured Loan	May 6, 2025	June 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 2.0%	$3,163	$3,109	$3,157	(6)

Vox Media Holdings, Inc.	Secured Loan	June 28, 2024	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	$1,494	$1,496	$1,485	(6) (8)
	Secured Loan	June 28, 2024	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	749	750	745	(6) (8)
Total Vox Media Holdings, Inc.					$2,243	$2,246	$2,230

Sub-Total: Marketing, Media and Entertainment (11.2%)*					$7,006	$6,790	$6,822

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
September 30, 2025
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Par Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities- United States, Continued
Medical Devices
Apiject Holdings, Inc.	Equipment Financing	November 19, 2024	July 1, 2028	Fixed interest rate 12.6%; EOT 7.5%	$935	$979	$972
	Equipment Financing	November 19, 2024	October 1, 2028	Fixed interest rate 12.7%; EOT 7.5%	472	482	482
Total Apiject Holdings, Inc.					$1,408	$1,461	$1,454

Cagent Vascular, Inc.	Secured Loan	January 24, 2025	February 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 3.0%	$1,200	$1,216	$1,204	(6)

Elucent Medical, Inc.	Secured Loan	November 19, 2024	November 30, 2029	Variable interest rate Prime + 3.8% or Floor rate 11.3%; EOT 3.3%	$900	$891	$908	(6)

Lightforce Orthodontics, Inc.	Secured Loan	November 19, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	$1,800	$1,792	$1,817	(6)
	Secured Loan	November 19, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	300	299	303	(6)
Total Lightforce Orthodontics, Inc.					$2,100	$2,091	$2,120

Nalu Medical, Inc	Secured Loan	July 3, 2025	August 1, 2030	Variable interest rate Prime + 3.0% or Floor rate 10.0%; EOT 4.0%	$1,575	$1,558	$1,558	(6)

Okami Medical, Inc.	Secured Loan	June 24, 2025	July 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.5%; EOT 2.0%	$600	$595	$594	(6)

Restor3d, Inc.	Secured Loan	November 19, 2024	July 4, 2028	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.3%	$255	$256	$263	(6)

Vital Connect, Inc.	Secured Loan	November 19, 2024	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	$2,100	$2,104	$2,136	(6)
	Secured Loan	March 21, 2025	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	600	598	607	(6)
Total Vital Connect, Inc.					$2,700	$2,702	$2,743

Sub-Total Medical Devices (17.8%)*					$10,738	$10,770	$10,844

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
September 30, 2025
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Par Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities- United States, Continued
Other Healthcare Services
Cellares Corporation	Equipment Financing	November 19, 2024	September 1, 2029	Fixed interest rate 12.0%; EOT 4.5%	$249	$254	$258
	Equipment Financing	January 10, 2025	February 1, 2030	Fixed interest rate 12.2%; EOT 4.5%	167	168	168
	Equipment Financing	January 29, 2025	February 1, 2030	Fixed interest rate 12.5%; EOT 4.5%	102	102	103
	Secured Loan	November 19, 2024	February 1, 2027	Variable interest rate Prime + 3.3% or Floor rate 11.8%; EOT 4.0%	3,000	3,018	3,068	(6)
Total Cellares Corporation					$3,518	$3,542	$3,597

Upward Health, Inc.	Secured Loan	November 19, 2024	September 1, 2029	Variable interest rate Prime + 4.3% or Floor rate 12.8%; EOT 3.0%	$500	$492	$503	(6)

Sub-Total: Other Healthcare Services (6.7%)*					$4,018	$4,034	$4,100

Software as a Service ("Saas")
Eyelit Technologies, Inc.	Secured Loan	November 19, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	$500	$492	$510	(6) (9)
	Secured Loan	December 27, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term +5.8%; EOT 0.0%	880	865	897	(6) (9)
	Secured Loan	June 20, 2025	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	100	98	103	(6) (9)
	Secured Loan	September 10, 2025	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	250	245	245	(6) (9)
Total Eyelit Technologies, Inc.					$1,730	$1,700	$1,755

Hometown Ticketing, Inc.	Secured Loan	November 25, 2024	November 25, 2029	Variable interest rate SOFR 3 Month Term + 7.7%; EOT 0.0%	$1,578	$1,552	$1,582	(6)

ServiceTrade, Inc.	Secured Loan	November 19, 2024	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	$1,500	$1,479	$1,496	(6) (9)
	Secured Loan	May 2, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	120	118	120	(6) (9)
	Secured Loan	June 3, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	120	118	120	(6) (9)
	Secured Loan	September 22, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	120	118	118	(6) (9)
Total ServiceTrade, Inc.					$1,860	$1,833	$1,854

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
September 30, 2025
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Par Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities- United States, Continued
Silk Technologies, Inc.	Secured Loan	November 19, 2024	December 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 1.5%	$1,200	$1,178	$1,178	(6)

SOCI, Inc.	Secured Loan	November 19, 2024	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	$2,287	$2,246	$2,225	(6) (9)
	Secured Loan	December 30, 2024	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	208	204	203	(6) (9)
	Secured Loan	April 23, 2025	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	105	103	105	(6) (9)
	Secured Loan	August 5, 2025	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	110	108	108	(6) (9)
Total SOCI, Inc.					$2,710	$2,661	$2,641

Steno Agency, Inc.	Secured Loan	November 19, 2024	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	$510	$509	$516	(6)
	Secured Loan	January 2, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	600	601	609	(6)
	Secured Loan	May 16, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	600	576	584	(6)
Total Steno Agency					$1,710	$1,686	$1,709	(6)

Xytech Systems, LLC	Secured Loan	February 26, 2025	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.0%; EOT 0.0%	$2,400	$2,400	$2,434	(6) (9)
	Secured Loan	July 2, 2025	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.0%; EOT 0.0%	120	118	118	(6) (9)
Total Xytech Systems, LLC					$2,520	$2,518	$2,552

Sub-Total: Software as a Service (Saa)S (21.8%)*					$13,308	$13,128	$13,271

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
September 30, 2025
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Par Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities- United States, Continued
Space Technology
Astranis Space Technologies Corp.	Equipment Financing	June 28, 2024	May 1, 2027	Fixed interest rate 12.1%; EOT 6.5%	$745	$836	$808
	Equipment Financing	November 19, 2024	October 1, 2028	Fixed interest rate 13.8%; EOT 6.5%	908	962	935
	Equipment Financing	November 19, 2024	October 1, 2027	Fixed interest rate 12.6%; EOT 4.0%	195	194	195
	Equipment Financing	August 25, 2025	September 1, 2028	Fixed interest rate 11.6%; EOT 4.0%	194	193	193
	Secured Loan	August 25, 2025	August 25, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 4.0%	2,000	1,914	1,914	(6)
Total Astranis Space Technologies Corp.					$4,042	$4,099	$4,045

Impulse Space, Inc.	Equipment Financing	November 19, 2024	July 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$209	$215	$216
	Equipment Financing	November 19, 2024	October 1, 2027	Fixed interest rate 12.5%; EOT 3.0%	211	213	216
	Equipment Financing	December 27, 2024	January 1, 2028	Fixed interest rate 12.9%; EOT 3.0%	209	212	214
	Equipment Financing	February 12, 2025	March 1, 2028	Fixed interest rate 12.6%; EOT 3.0%	240	239	241
	Equipment Financing	June 25, 2025	July 1, 2028	Fixed interest rate 12.8%; EOT 3.0%	294	289	293
	Equipment Financing	September 25, 2025	October 1, 2028	Fixed interest rate 12.8%; EOT 3.0%	1,430	1,397	1,397
Total Impulse Space, Inc.					$2,593	$2,565	$2,577

Kymeta Corporation	Secured Loan	November 19, 2024	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	$600	$585	$600	(6)
	Secured Loan	June 11, 2025	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	600	597	602	(6)
Total Kymeta Corporation					$1,200	$1,182	$1,202

Rocket Lab USA, Inc.	Equipment Financing	August 2, 2025	January 1, 2029	Fixed interest rate 14.8%; EOT 1.0%	$2,252	$2,341	$2,353
	Equipment Financing	August 2, 2025	April 1, 2030	Fixed interest rate 12.3%; EOT 1.0%	1,150	1,157	1,175
Total Rocket Labs USA Inc.					$3,402	$3,498	$3,528

Slingshot Aerospace, Inc.	Secured Loan	November 19, 2024	August 1, 2029	Variable interest rate Prime + 5.5% or Floor rate 14.0%; EOT 3.0%	$1,800	$1,785	$1,816	(6)

Sub-Total: Space Technology (21.6%)*					$13,037	$13,129	$13,168

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
September 30, 2025
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Par Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities- United States, Continued
Transportation Technology
EVO Transportation & Energy Services, Inc.	Equipment Financing	May 6, 2025	May 1, 2028	Fixed interest rate 4.5%; EOT 12.0%	$186	$182	$175
	Equipment Financing	May 23, 2025	June 1, 2028	Fixed interest rate 4.7%; EOT 12.0%	143	140	134
Total EVO Transportation & Energy Services, Inc.					$329	$322	$309

Sub-Total: Transportation Technology (0.5%)*					$329	$322	$309

Total Debt Securities - United States (177.0%)*					$107,277	$107,232	$107,731

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
September 30, 2025
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Par Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - Canada
Space Technology
Earthdaily Constellation Holdings, LP	Equipment Financing	June 10, 2025	January 1, 2029	Fixed interest rate 13.5%; EOT 7.0%	$3,384	$3,319	$3,355
	Equipment Financing	August 28, 2025	March 1, 2029	Fixed interest rate 13.9%; EOT 7.0%	466	452	452
Total Earthdaily Constellation Holdings, LP					$3,850	$3,771	$3,807

Sub-Total: Space Technology (6.3%)*					$3,850	$3,771	$3,807

Total: Debt Securities - Canada (6.3%)*					$3,850	$3,771	$3,807

Debt Securities - Europe
Medical Devices
CMR Surgical Limited	Secured Loan	March 24, 2025	April 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$1,875	$1,883	$1,911	(6)
Sub-Total: Medical Devices (3.1%)*					$1,875	$1,883	$1,911

Other Healthcare Services
Zandivio PLC	Secured Loan	November 19, 2024	May 1, 2029	Variable interest rate Prime + 5.3% or Floor rate 13.8%; EOT 2.5%	$1,800	$1,774	$1,796	(6)
Sub-Total: Other Healthcare Services (3.0%)*					$1,800	$1,774	$1,796

Total: Debt Securities - Europe (6.0%)*					$3,675	$3,657	$3,707

Total Debt Securities (189.4%)*					$114,802	$114,660	$115,245

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
September 30, 2025
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments - United States
Artificial Intelligence & Automation
D-Wave Quantum Inc.	Warrant	August 1, 2025	August 1, 2035	Common Stock	2,588	$16.05	$35	$55

Sortera Technologies, Inc.	Warrant	February 11, 2025	February 11, 2035	Common Stock	3,332	$5.23	$69	$82

Swimlane, Inc.	Warrant	May 28, 2025	May 28, 2037	Preferred Series B	229,089	$0.19	$43	$46	(11)

Tquila Automation, Inc	Warrant	July 2, 2025	July 2, 2037	Common Stock	4,397	$0.81	$6	$5

Uniphore Technologies Inc.	Warrant	September 30, 2025	September 30, 2035	Common Stock	67,189	$2.40	$73	$71

Sub-Total: Artificial Intelligence & Automation (0.2%)*							$226	$259

Connectivity
Tarana Wireless, Inc.	Warrant	September 23, 2024	September 23, 2034	Common Stock	169,859	$0.51	$55	$40

Total Connectivity (0.1%)*							$55	$40

Consumer Products & Services
Bobbie Baby, Inc.	Warrant	September 12, 2025	September 12, 2035	Common Stock	15,456	$4.05	$21	$18

Ogee, Inc.	Warrant	November 25, 2024	February 14, 2033	Preferred Series A-3	15,553	$0.68	$8	$40	(11)
	Warrant	November 25, 2024	February 14, 2033	Preferred Series A-3	15,553	$0.68	8	40	(11)
	Warrant	November 25, 2024	August 1, 2034	Preferred Series A-3	15,553	$0.68	8	40	(11)
	Warrant	July 18, 2025	August 1, 2034	Preferred Series A-3	15,553	$0.68	50	40	(11)
Total Ogee, Inc.							$74	$160

Whoop, Inc.	Warrant	June 28, 2024	May 17, 2033	Common Stock	93,745	$0.43	$76	$138

Sub-Total: Consumer Products & Services (0.6%)*							$206	$316

Diagnostics and Tools
Rapid Micro Biosystems, Inc.	Warrant	August 8, 2025	August 8, 2035	Common Stock	16,119	$3.35	$44	$44

Sub-Total: Diagnostics and Tools (0.1%)*							$44	$44

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
September 30, 2025
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments- United States, Continued
Finance and Insurance
Beam Technologies, Inc.	Warrant	August 30, 2024	August 30, 2034	Common Stock	3,606	$17.28	$46	$29
	Warrant	August 7, 2025	August 7, 2032	Preferred Series F Prime	310	$—	11	15	(11)
Total Beam Technologies, Inc.							$57	$44

Centivo Corporation	Warrant	July 31, 2024	July 31, 2034	Common Stock	10,744	$0.76	$9	$13
	Warrant	December 20, 2024	July 31, 2034	Common Stock	10,744	$0.76	25	13
	Warrant	February 3, 2025	July 31, 2034	Common Stock	10,744	$0.76	22	13
	Warrant	May 20, 2025	July 31, 2034	Common Stock	21,488	$0.76	39	26
	Warrant	June 13, 2025	July 31, 2034	Common Stock	10,744	$0.76	19	13
Total Centivo Corporation							$114	$78

Tilt Finance, Inc (dba Empower Financial, Inc.)	Warrant	June 28, 2024	October 13, 2033	Common Stock	13,503	$1.43	$51	$111

Gravie, Inc.	Warrant	June 4, 2024	June 4, 2034	Common Stock	7,903	$2.68	$16	$1

Kard Financial, Inc.	Warrant	September 10, 2025	September 10, 2035	Common Stock	34,331	$1.36	$41	$39

One Million Metrics (dba Kinetic)	Warrant	August 25, 2025	August 25, 2035	Common Stock	27,490	$0.51	$22	$19

Lendflow, Inc.	Warrant	April 24, 2025	April 24, 2035	Common Stock	40,365	$0.70	$37	$51

PatientFi, Inc.	Warrant	March 14, 2025	March 14, 2035	Preferred Series B	19,260	$3.10	$30	$34	(11)

Under Technologies, Inc.	Warrant	November 19, 2024	May 3, 2034	Common Stock	6,173	$2.90	$17	$15

Wisetack, Inc.	Warrant	November 14, 2024	November 14, 2034	Common Stock	8,234	$1.58	$8	$8

Sub-Total: Finance and Insurance (0.7%)*							$393	$400

Food and Agriculture Technologies
DrinkPak, LLC	Warrant	June 28, 2024	February 17, 2033	Common Stock	1,608	$18.89	$69	$36

Sub-Total: Food and Agriculture Technologies (0.1%)*					1,608	$18.89	$69	$36

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
September 30, 2025
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments- United States, Continued
Green Technology
Form Energy, Inc.	Warrant	October 21, 2024	October 21, 2034	Common Stock	6,338	$8.03	$59	$45

Sub-Total: Green Technology (0.1%)*							$59	$45

Healthcare Technology
B.Well Connected Health, Inc.	Warrant	April 10, 2025	April 10, 2035	Common Stock	20,455	$0.79	$35	$25

Paytient Technologies, Inc.	Warrant	May 27, 2025	May 27, 2035	Common Stock	4,801	$1.01	$7	$7

PurpleLab, Inc.	Warrant	September 24, 2025	September 24, 2035	Common Stock	1,653	$23.09	$44	$46

RXAnte, Inc.	Warrant	June 28, 2024	November 21, 2032	Preferred Preferred A	1,483	$10.00	$11	$16	(11)
		June 28, 2024	November 21, 2032	Preferred Preferred A	482	$10.00	6	5	(11)
		June 28, 2024	November 21, 2032	Preferred Preferred A	494	$10.00	5	5	(11)
Total RXAnte, Inc.							$22	$26

Sub-Total: Healthcare Technology (0.2%)*							$108	$104

Marketing, Media, and Entertainment
Angel Studios, Inc.	Warrant	September 8, 2025	September 11, 2030	Common Stock	23,402	$39.00	$152	$72

Rarefied Atmosphere, Inc.	Warrant	May 6, 2025	May 6, 2037	Common Stock	13,218	$7.35	$43	$42

Vox Media Holdings, Inc.	Warrant	June 25, 2025	June 25, 2035	Class A Common Stock	225,010	$0.37	$66	$65

Sub-Total: Marketing, Media, and Entertainment (0.3%)*							$261	$179

Medical Devices
Apiject Holdings, Inc.	Warrant	June 24, 2024	June 24, 2034	Common Stock	63,068	$0.99	$35	$31

Elucent Medical, Inc.	Warrant	October 31, 2024	October 31, 2034	Preferred Series C-2	120,603	$0.30	$11	$25	(11)

Lightforce Orthodontics, Inc.	Warrant	November 19, 2024	August 6, 2034	Preferred Series-D	4,663	$18.01	$16	$6	(11)

Nalu Medical, Inc	Warrant	July 3, 2025	July 3, 2035	Preferred Series E	7,313	$4.85	$12	$11	(11)

Okami Medical, Inc.	Warrant	June 24, 2025	June 24, 2035	Preferred Series F-1	5,254	$2.86	$6	$7	(11)

Restor3d, Inc.	Warrant	November 19, 2024	June 4, 2034	Preferred Series A	6,108	$5.01	$5	$10	(11)

Sub-Total: Medical Devices (0.1%)*							$85	$90

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
September 30, 2025
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments- United States, Continued
Other Healthcare Services
Cellares Corporation	Warrant	August 2, 2024	August 2, 2034	Common Stock	15,566	$4.77	$54	$85

Upward Health, Inc.	Warrant	August 6, 2024	August 6, 2034	Class A Common Stock	64,948	$0.28	$21	$81

Sub-Total: Other Healthcare Services (0.3%)*							$75	$166

Software as a Service ("SaaS")
Silk Technologies, Inc.	Warrant	November 4, 2024	November 4, 2034	Common Stock	15,167	$1.98	$32	$23

Steno Agency, Inc.	Warrant	November 19, 2024	June 21, 2034	Common Stock	7,612	$1.98	$18	$25
	Warrant	May 16, 2025	June 21, 2034	Common Stock	8,955	$1.98	27	29
Total Steno Agency, Inc.							$45	$54

Sub-Total: Software as a Service ("SaaS") (0.2%)*							$77	$77

Space Technology
Astranis Space Technologies Corp.	Warrant	June 28, 2024	April 13, 2033	Common Stock	11,203	$7.89	$39	$37
	Warrant	September 27, 2024	September 27, 2034	Common Stock	14,930	$2.27	66	68
	Warrant	June 26, 2025	June 26, 2035	Common Stock	4,516	$0.01	22	23
	Warrant	August 25, 2025	August 25, 2035	Common Stock	18,319	$2.33	70	84
Total Astranis Space Technologies Corp.							$197	$212

Hermeus Corporation	Warrant	June 28, 2024	August 9, 2032	Common Stock	9,338	$6.24	$21	$71

Impulse Space, Inc.	Warrant	November 19, 2024	June 18, 2034	Common Stock	13,944	$1.91	$243	$357

Kymeta Corporation	Warrant	November 19, 2024	July 3, 2034	Common Stock	303,449	$0.11	$22	$17

Slingshot Aerospace, Inc.	Warrant	November 19, 2024	July 12, 2034	Common Stock	24,943	$0.46	$30	$35

Sub-Total: Space Technology (1.1%)*							$513	$692

Total: Warrant Investments - United States (4.0%)*							$2,136	$2,446

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
September 30, 2025
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments- Canada
Space Technology
Earthdaily Constellation Holdings, LP	Warrant	June 10, 2025	June 10, 2035	Class B Common Stock	282,171	$0.81	$161	$194
Sub-Total: Space Technology (0.3%)*							$161	$194

Total: Warrants Investments- Canada (0.3%)*							$161	$194

Warrant Investments- Europe
Medical Devices
CMR Surgical Limited	Warrant	March 24, 2025	March 24, 2030	Ordinary Stock	480	$0.01	$8	$8
Sub-Total: Medical Devices (0.1%)*							$8	$8

Other Healthcare Services
Zandivio PLC	Warrant	November 19, 2024	October 29, 2034	Common Stock	8,428	$0.01	$49	$33
Sub-Total: Other Healthcare Services (0.1%)*							$49	$33

Total: Warrant Investments- Europe (0.1%)*							$57	$41

Total Warrant Investments (4.4%)*							$2,354	$2,681

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
September 30, 2025
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date	Shares/Principal	Series	Cost	Fair Value (5)	Footnotes
Equity Investments- United States
Finance and Insurance
Centivo Corporation	Equity	December 20, 2024	17,119	Preferred Series B-1	$50	$43	(11)

Sub-Total: Finance and Insurance (0.001)*					$50	$43

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Equity	August 1, 2024	73	Preferred Class B	$17	$16	(11)

Sub-Total: Food and Agriculture Technologies (0.0%)*					$17	$16

Green Technology
Crusoe Energy Systems LLC	Equity	November 6, 2024	1,713	Preferred Series D-1	$50	$52	(11)

Sub-Total: Green Technology (0.1%)*					$50	$52

Space Technology
Impulse Space, Inc.	Equity	March 3, 2025	7,151	Series C Prime Preferred	$98	$212	(11)
	Equity	May 9, 2025	2,616	Preferred Series D	100	101	(11)
Total Impulse Space Inc.					$198	$313

Sub-Total: Space Technology (0.5%)*					$198	$313

Total: Equity Investments- United States (0.7%)*					$315	$424

Total Investment in Securities (194.5%)*					$117,329	$118,350
* Represents % of Net Asset.
(1)All portfolio companies are located in North America or Europe. As of September 30, 2025, the Fund had three foreign domiciled portfolio companies, two of which are based in Europe and one of which is based in Canada. In total, foreign domiciled portfolio investment represented 12.7% of total net assets based on fair value.
(2)All debt investments are income producing unless otherwise noted. All equity and warrant investments are non-income producing unless otherwise noted. Equipment financed under our equipment financing investments relates to operational equipment essential to revenue production for the portfolio company in the industry noted.
(3)Interest rate is the fixed or variable rate of the debt investments and does not include any original issue discount, end-of-term (“EOT”) payment, or additional fees related to such investments, such as deferred interest, commitment fees, prepayment fees or exit fees. EOT payments are contractual payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed rate determined at the inception of the loan. At the end of the term of certain equipment financings, the borrower has the option to purchase the underlying assets at fair value, generally subject to a cap, or return the equipment and pay a restocking fee. The fair values of the financed assets have been estimated as a percentage of original cost for purpose of the EOT payment value. The EOT payment is amortized and recognized as non-cash income over the term of the loan or equipment financing prior to its payment and is included as a component of the cost basis of the Fund’s current debt securities.
(4)Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.
(5)All investments were valued at fair value using Level 3 inputs. Fair value is determined in good faith by Eagle Point Credit Management LLC, as the Fund's "valuation designee," in accordance with Rule 2a-5 under the Investment Company Act of 1940.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
September 30, 2025
(In thousands, except share and per share data)
(Unaudited)
(6)The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. As of September 30, 2025, the U.S. Prime Rate (“Prime”) was 7.25%, the Secured Overnight Financing Rate (“SOFR”) 30 Day Forward Rate was 4.13%, and the SOFR 3-Month Term Rate was 3.97%.
(7)Interest on this loan includes a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is recorded on an accrual basis to the extent such amounts are expected to be collected.
(8)Investment is not pledged as collateral supporting amounts outstanding under the Fund's credit facility with KeyBank, National Association (the “KeyBank Credit Facility”). See “Note 5 – Borrowings” for more information.
(9)Investment has an unfunded commitment as of September 30, 2025 (see “Note 6 – Commitments and Contingencies”). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(10)Investment date represents the date of initial investment date, either purchases or funding, not adjusted for modifications.
(11)Preferred stock represents investments through which the Fund will have preference in liquidation rights and do not contain any cumulative preferred dividends.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities- United States

Artificial Intelligence & Automation
Applied Digital Corporation	Equipment Financing	March 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	$1,453	$1,460	$1,498
	Equipment Financing	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	773	777	798
	Equipment Financing	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	1,258	1,282	1,293
Total Applied Digital Corporation				$3,484	$3,519	$3,589

Cirrascale Cloud Services, LLC	Equipment Financing	September 1, 2026	Fixed interest rate 12.7%; EOT 4.9%	$1,198	$1,236	$1,236
	Equipment Financing	April 1, 2027	Fixed interest rate 10.2%; EOT 5.2%	1,266	1,273	1,273
Total Cirrascale Cloud Services, LLC				$2,464	$2,509	$2,509

Augmented Reality Concepts, Inc.	Secured Loan	June 18, 2029	Variable interest rate SOFR 3 Month Term + 4.3% or Floor rate 7.3%; EOT 0.0%	$1,230	$1,227	$1,239	(6)

Sub-Total: Artificial Intelligence & Automation (13.0%)*				$7,178	$7,255	$7,337

Connectivity
Tarana Wireless, Inc.	Secured Loan	October 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 12.5%; EOT 4.0%	$1,200	$1,141	$1,158	(6)
Sub-Total: Connectivity (2.1%)*				$1,200	$1,141	$1,158

Consumer Products & Services
Ogee, Inc.	Secured Loan	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	$300	$302	$302	(6)
	Secured Loan	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	300	303	303	(6)
	Secured Loan	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	300	295	295	(6)
Total Ogee, Inc.				$900	$900	$900
Sub-Total: Consumer Products & Services (1.6%)*				$900	$900	$900

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities- United States, Continued

Finance and Insurance
Beam Technologies, Inc.	Secured Loan	April 1, 2027	Variable interest rate PRIME + 4.3% or Floor rate 11.0%+PIK Fixed Interest Rate 1.5%; EOT 2.0%	$2,230	$2,187	$2,207	(6)(7)

Centivo Corporation	Secured Loan	August 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	$502	$493	$498	(6)(7)
	Secured Loan	August 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	500	471	470	(6)(7)
Total Centivo Corporation				$1,002	$964	$968

Cherry Technologies, Inc.	Secured Loan	April 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 12.0%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	$535	$534	$544	(6)(7)
	Secured Loan	April 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 12.0%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	533	530	548	(6)(7)
Total Cherry Technologies, Inc.				$1,068	$1,064	$1,092

Empower Financial, Inc.	Secured Loan	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	$378	$386	$386	(6)
	Secured Loan	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	98	95	97	(6)
	Secured Loan	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	147	143	146	(6)
	Secured Loan	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	152	144	146	(6)
	Secured Loan	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	505	508	524	(6)
Total Empower Financial, Inc.				$1,280	$1,276	$1,299

Gravie, Inc.	Secured Loan	July 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 13.0%; EOT 2.5%	$1,020	$1,023	$1,008	(6)

Under Technologies, Inc.	Secured Loan	June 1, 2029	Variable interest rate PRIME + 3.8% or Floor rate 12.0%; EOT 4.3%	$600	$589	$598	(6)
	Secured Loan	June 1, 2029	Variable interest rate PRIME + 3.8% or Floor rate 12.0%; EOT 4.3%	600	587	587	(6)
Total Under Technologies, Inc.				$1,200	$1,176	$1,185

Wisetack, Inc.	Secured Loan	December 1, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.5%	$900	$892	$892	(6)

Sub-Total: Finance and Insurance (15.4%)*				$8,700	$8,582	$8,651

Food and Agriculture Technologies
DrinkPak, LLC	Equipment Financing	September 1, 2026	Fixed interest rate 12.9%; EOT 10.5%%	$974	$1,070	$1,080
Sub-Total: Food and Agriculture Technologies (1.9%)*				$974	$1,070	$1,080

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities- United States, Continued

Green Technology
Commonwealth Fusion Systems, LLC	Equipment Financing	July 1, 2030	Fixed interest rate 13.2%; EOT 10.6%	$3,437	$3,542	$3,559
	Equipment Financing	July 1, 2030	Fixed interest rate 13.0%; EOT 11.1%	1,188	1,278	1,261
Total Commonwealth Fusion Systems, LLC				4,625	4,820	4,820

Crusoe Energy Systems LLC	Equipment Financing	March 1, 2029	Fixed interest rate 12.7%; EOT 0.0%	$1,222	$1,212	$1,242

Electric Hydrogen Co.	Equipment Financing	January 1, 2029	Fixed interest rate 12.6%; EOT 16.3%	$931	$971	$966
	Equipment Financing	October 1, 2028	Fixed interest rate 12.5%; EOT 15.6%	571	580	582
	Equipment Financing	January 1, 2029	Fixed interest rate 12.6%; EOT 16.3%	1,135	1,236	1,197
	Equipment Financing	October 1, 2028	Fixed interest rate 11.9%; EOT 15.0%	136	136	136
Total Electric Hydrogen Co.				2,773	2,923	2,881

Form Energy Inc.	Equipment Financing	November 1, 2027	Fixed interest rate 12.7%; EOT 3.1%	$2,274	$2,231	$2,231
	Equipment Financing	January 1, 2028	Fixed interest rate 12.5%; EOT 3.0%	600	586	586
Total Form Energy Inc.				2,874	2,817	2,817

Sub-Total: Green Technology (20.9%)*				$11,494	$11,772	$11,760

Healthcare Technology
RXAnte, Inc.	Secured Loan	December 1, 2027	Variable interest rate Prime + 4.5% or Floor rate 10.0%+PIK Fixed Interest Rate 1.5%; EOT 3.4%	$765	$788	$773	(6)(7)
	Secured Loan	December 1, 2027	Variable interest rate Prime + 4.5% or Floor rate 10.0%+PIK Fixed Interest Rate 1.5%; EOT 3.4%	247	258	255	(6)(7)
	Secured Loan	December 1, 2027	Variable interest rate Prime + 4.5% or Floor rate 10.0%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	251	258	257	(6)(7)
	Secured Loan	December 1, 2027	Variable interest rate Prime + 4.5% or Floor rate 10.0%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	247	246	253	(6)(7)
Total RXAnte, Inc.				1,510	1,550	1,538
Sub-Total: Healthcare Technology (2.7%)*				$1,510	$1,550	$1,538

Marketing, Media, and Entertainment
Vox Media Holdings, Inc.	Secured Loan	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	$1,494	$1,532	$1,538	(6)
	Secured Loan	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	749	766	767	(6)
Total Vox Media Holdings, Inc.				2,243	2,298	2,305
Sub-Total: Marketing, Media, and Entertainment (4.1%)*				$2,243	$2,298	$2,305

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities- United States, Continued

Medical Devices
Apiject Holdings, Inc.	Equipment Financing	July 1, 2028	Fixed interest rate 12.6%; EOT 8.2%	$1,139	$1,153	$1,148
	Equipment Financing	October 1, 2028	Fixed interest rate 12.7%; EOT 7.8%	565	556	560
Total Apiject Holdings, Inc.				1,704	1,709	1,708

Elucent Medical, Inc.	Secured Loan	November 30, 2029	Variable interest rate PRIME + 3.8% or Floor rate 11.3%; EOT 3.3%	$900	$882	$882	(6)

Lightforce Orthodontics, Inc.	Secured Loan	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	$1,800	$1,775	$1,791	(6)
	Secured Loan	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	300	296	298	(6)
Total Lightforce Orthodontics, Inc.				2,100	2,071	2,089

Restor3d, Inc.	Secured Loan	July 4, 2028	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.3%	$765	$768	$766	(6)

Vital Connect, Inc.	Secured Loan	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	$2,100	$2,088	$2,107	(6)

Sub-Total: Medical Devices (13.4%)*				$7,569	$7,518	$7,552

Other Healthcare Services
Cellares Corporation	Equipment Financing	September 1, 2029	Fixed interest rate 12.0%; EOT 4.7%	$285	$286	$291
	Secured Loan	February 1, 2027	Variable interest rate Prime + 3.3% or Floor rate 11.8%; EOT 4.0%	3,000	2,962	3,014	(6)
Total Cellares Corporation				3,285	3,248	3,305

Upward Health, Inc.	Secured Loan	September 1, 2029	Variable interest rate Prime + 4.3% or Floor rate 12.8%; EOT 3.0%	$500	$485	$496	(6)

Sub-Total: Other Healthcare Services (6.8%)*				$3,785	$3,733	$3,801

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities- United States, Continued

Software as a Service ("Saas")
Eyelit Technologies, Inc.	Secured Loan	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8% or Floor rate 0.0%; EOT 0.0%	$500	$490	$490	(6)
	Secured Loan	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8% or Floor rate 0.0%; EOT 0.0%	880	863	863	(6)
Total Eyelit Technologies, Inc.				1,380	1,353	1,353

Hometown Ticketing, Inc.	Secured Loan	November 25, 2029	Variable interest rate SOFR 3 Month Term + 7.7% or Floor rate 5.5%; EOT 0.0%	$1,590	$1,559	$1,559	(6)

ServiceTrade, Inc.	Secured Loan	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3% or Floor rate 0.0%; EOT 0.0%	$1,500	$1,476	$1,515	(6)

Silk Technologies, Inc.	Secured Loan	December 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 1.5%	$1,200	$1,168	$1,168	(6)

SOCi, Inc.	Secured Loan	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9% or Floor rate 0.0%; EOT 0.0%	$2,304	$2,255	$2,255	(6)
	Secured Loan	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.8% or Floor rate 0.0%; EOT 0.0%	210	205	205	(6)
Total SOCi, Inc.				$2,514	$2,460	$2,460

Steno Agency, Inc.	Secured Loan	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	$510	$505	$511	(6)

Sub-Total:Software as a Service ("Saas") (15.2%)*				$8,694	$8,521	$8,566

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities- United States, Continued

Space Technology
Astranis Space Technologies Corp.	Equipment Financing	November 1, 2026	Fixed interest rate 12.1%; EOT 7.8%	$996	$1,092	$1,076
	Equipment Financing	April 1, 2028	Fixed interest rate 12.4%; EOT 5.8%	1,040	991	1,006
	Equipment Financing	October 1, 2027	Fixed interest rate 12.6%; EOT 4.2%	257	245	248
Total Astranis Space Technologies Corp.				2,293	2,328	2,330

Hadrian Automation Inc.	Equipment Financing	December 1, 2026	Fixed interest rate 16.4%; EOT 0.0%	$352	$366	$365
	Equipment Financing	March 1, 2027	Fixed interest rate 15.7%; EOT 0.0%	1,130	1,170	1,164
	Equipment Financing	September 1, 2027	Fixed interest rate 17.7%; EOT 0.0%	612	628	636
	Equipment Financing	June 1, 2028	Fixed interest rate 17.6%; EOT 0.0%	1,664	1,696	1,709
Total Hadrian Automation Inc.				3,758	3,860	3,874

Impulse Space, Inc.	Equipment Financing	July 1, 2027	Fixed interest rate 12.7%; EOT 3.4%	$286	$288	$289
	Equipment Financing	October 1, 2027	Fixed interest rate 12.5%; EOT 3.2%	277	273	279
	Equipment Financing	January 1, 2028	Fixed interest rate 12.9%; EOT 3.0%	269	268	268
Total Impulse Space, Inc.				832	829	836

Kymeta Corporation	Secured Loan	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	$600	$576	$591	(6)

Slingshot Aerospace, Inc.	Secured Loan	August 1, 2029	Variable interest rate Prime + 5.5% or Floor rate 14.0%; EOT 3.0%	$1,800	$1,765	$1,804	(6)

Sub-Total: Space Technology (16.8%)*				$9,283	$9,358	$9,435

Total: Debt Securities- United States (113.8%)*				$63,530	$63,698	$64,083

Debt Securities- Europe

Other Healthcare Services
Zandivio PLC	Secured Loan	May 1, 2029	Variable interest rate PRIME + 5.3% or Floor rate 13.8%; EOT 2.5%	$1,800	$1,751	$1,751	(6)

Sub-Total: Other Healthcare Services (3.1%)*				$1,800	$1,751	$1,751

Total: Debt Securities- Europe (3.1%)*				$1,800	$1,751	$1,751

Total: Debt Securities- (116.9%)*				$65,330	$65,449	$65,834

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments- United States

Connectivity
Tarana Wireless, Inc.	Warrant	November 19, 2024	September 23, 2034	Common Stock	169,859	0.51	$56	$59

Sub-Total: Connectivity (0.1%)*							$56	$59

Consumer Products & Services
Ogee, Inc.	Warrant	November 25, 2024	February 14, 2033	Preferred Series A-3	15,553	0.68	$8	$19
	Warrant	November 25, 2024	September 29, 2033	Preferred Series A-3	15,553	0.68	8	19
	Warrant	November 25, 2024	August 1, 2034	Preferred Series A-3	15,553	0.68	8	19
Total Ogee, Inc.							24	57

Whoop, Inc.	Warrant	June 28, 2024	May 17, 2033	Common Stock	93,745	0.43	$76	$89

Sub-Total: Consumer Products & Services (0.3%)*							$100	$146

Finance and Insurance
Beam Technologies, Inc.	Warrant	November 19, 2024	August 30, 2034	Common Stock	3,606	17.28	$46	$44

Centivo Corporation	Warrant	November 19, 2024	July 31, 2034	Common Stock	21,488	0.76	$33	$49

Empower Financial, Inc.	Warrant	June 28, 2024	October 13, 2033	Common Stock	13,503	1.43	$51	$51

Gravie, Inc.	Warrant	November 19, 2024	June 4, 2034	Common Stock	7,903	2.68	$16	$16

Under Technologies, Inc.	Warrant	November 19, 2024	May 3, 2034	Common Stock	6,173	2.9	$17	$16

Wisetack, Inc.	Warrant	November 14, 2024	November 14, 2034	Common Stock	8,234	1.58	$8	$8

Sub-Total: Finance and Insurance (0.3%)*							$171	$184

Food and Agriculture Technologies
DrinkPak, LLC	Warrant	June 28, 2024	February 17, 2033	Common Stock	1,608	18.89	$69	$40

Sub-Total: Food and Agriculture Technologies (0.1%)*							$69	$40

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments- United States, Continued
Green Technology
Form Energy Inc.	Warrant	November 19, 2024	October 21, 2034	Common Stock	6,338	8.03	$59	$57

Sub-Total: Green Technology (0.1%)*							$59	$57

Healthcare Technology
RXAnte, Inc.	Warrant	June 28, 2024	November 21, 2032	Preferred A	1,483	10	$11	$11
	Warrant	June 28, 2024	November 21, 2032	Preferred A	482	10	6	4
	Warrant	June 28, 2024	November 21, 2032	Preferred A	494	10	5	4
Total RXAnte, Inc.							$22	$19

Sub-Total: Healthcare Technology (0.0%)*							$22	$19

Medical Devices
Apiject Holdings, Inc.	Warrant	November 19, 2024	June 24, 2034	Common Stock	63,068	0.99	$35	$24

Elucent Medical, Inc.	Warrant	November 19, 2024	October 31, 2034	Preferred Series C-2	120,603	0.3	$11	$13

Lightforce Orthodontics, Inc.	Warrant	November 19, 2024	August 6, 2034	Preferred Series D	4,663	18.01	$17	$18

Restor3d, Inc.	Warrant	November 19, 2024	June 4, 2034	Preferred Series A	6,108	5.01	$5	$5

Sub-Total: Medical Devices (0.1%)*							$68	$60

Other Healthcare Services
Cellares Corporation	Warrant	November 19, 2024	August 2, 2034	Common Stock	15,566	4.77	$54	$52

Upward Health, Inc.	Warrant	November 19, 2024	August 6, 2034	Preferred Class A Common Stock	64,948	0.28	$21	$22

Sub-Total: Other Healthcare Services (0.1%)*							$75	$74

Software as a Service ("Saas")
Silk Technologies, Inc.	Warrant	November 4, 2024	November 4, 2034	Common Stock	15,167	1.98	$32	$31

Steno Agency, Inc.	Warrant	November 19, 2024	June 21, 2034	Common Stock	7,612	1.98	$18	$20

Sub-total: Software as a Service ("Saas") (0.1%)*							$50	$51

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments- United States, Continued
Space Technology
Astranis Space Technologies Corp.	Warrant	June 28, 2024	April 13, 2033	Common Stock	11,203	7.89	$39	$36
	Warrant	November 19, 2024	September 27, 2034	Common Stock	14,930	2.27	66	65
Total Astranis Space Technologies Corp.							$105	$101

Hermeus Corporation	Warrant	June 28, 2024	August 9, 2032	Common Stock	9,338	6.24	$21	$23

Impulse Space, Inc.	Warrant	November 19, 2024	June 18, 2034	Common Stock	3,222	1.91	$27	$28

Kymeta Corporation	Warrant	November 19, 2024	July 3, 2034	Common Stock	303,449	0.11	$22	$27

Slingshot Aerospace, Inc.	Warrant	November 19, 2024	July 12, 2034	Common Stock	24,943	0.46	$30	$30

Sub-Total: Space Technology (0.4%)*							$205	$209

Total: Warrant Investments- United States (1.6%)*							$875	$899

Warrant Investments- Europe

Other Healthcare Services
Zandivio PLC	Warrant	November 19, 2024	October 29, 2034	Common Stock	8,428	0.01	$49	$54

Sub-Total: Other Healthcare Services (0.1%)*							$49	$54

Total: Warrant Investments- Europe (0.1%)*							$49	$54

Total: Warrant Investments- (1.7%)*							$924	$953

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date	Shares/Principal	Series	Cost	Fair Value (5)	Footnotes
Equity Investments- United States

Finance and Insurance
Centivo Corporation	Equity	12/20/2024	17,119	Preferred Series B-1	$50	$49

Sub-Total: Finance and Insurance (0.1%)*					$50	$49

Green Technology
Crusoe Energy Systems LLC	Equity	11/6/2024	1,713	Preferred Series D-1	$50	$50

Sub-Total: Green Technology (0.1%)*					$50	$50

Total: Equity Investments- United States (0.2%)*					$100	$99

Total Investment in Securities (118.8%)*					$66,473	$66,886

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share and per share data)
*      Represents % of Members' Capital.
(1)All portfolio companies are located in North America or Europe. As of December 31, 2024, EPT 16 LLC (the “Fund”) had one foreign domiciled portfolio companies based in Europe. In total, this foreign domiciled portfolio investment represent 3.2% of total members' capital based on fair value.
(2)All debt investments are income producing unless otherwise noted. All equity and warrant investments are non-income producing unless otherwise noted. Equipment financed under the Fund's equipment financing investments relates to operational equipment essential to revenue production for the portfolio company in the industry noted.
(3)Interest rate is the fixed or variable rate of the debt investments and does not include any original issue discount, end-of-term (“EOT”) payment, or additional fees related to such investments, such as deferred interest, commitment fees, prepayment fees or exit fees. EOT payments are contractual payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed rate determined at the inception of the loan. At the end of the term of certain equipment financings, the borrower has the option to purchase the underlying assets at fair value, generally subject to a cap, or return the equipment and pay a restocking fee. The fair values of the financed assets have been estimated as a percentage of original cost for purpose of the EOT payment value. The EOT payment is amortized and recognized as non-cash income over the term of the loan or equipment financing prior to its payment and is included as a component of the cost basis of the Fund’s current debt securities.
(4)Principal is net of repayments, if any, as per the terms of the debt instrument’s contract.
(5)All investments were valued at fair value as determined in good faith by EPT 16 LLC using Level 3 inputs.
(6)The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. The Prime rate was 7.5% as of December 31, 2024.
(7)Interest on this loan includes a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is recorded on an accrual basis to the extent such amounts are expected to be collected.
(8)All of the Fund's debt securities are pledged as collateral supporting amounts outstanding under the Fund's credit facility with KeyBank, National Association (the “KeyBank Credit Facility”), except as noted. See “Note 5 – Borrowings” for more information.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Organization
Eagle Point Trinity Senior Secured Lending Company (“EPT” or the “Fund”) is a Delaware statutory trust that is a “perpetual-life,” externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund intends to elect to be treated, and to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes.

The Fund's investment objective is to generate current income and, to a lesser extent, capital appreciation. The Fund seeks to achieve its investment objective by making investments consisting primarily of senior secured term loans, equipment financings and to a lesser extent, asset-based lending, working capital loans, equity and equity-related investments.

The Fund was initially formed on May 3, 2024 as a Delaware limited liability company named EPT 16 LLC and commenced operations on June 28, 2024 as a private fund in reliance on an exemption from the definition of “investment company” under Section 3(c)(7) of the 1940 Act. On August 28, 2025, the Fund converted into a Delaware statutory trust named Eagle Point Trinity Senior Secured Lending Company and elected to be regulated as a BDC (the “Conversion”).

The Fund’s investment activities are managed by Eagle Point Credit Management LLC (the “Adviser”) and Trinity Capital Adviser LLC (the “Sub-Adviser”), a wholly owned subsidiary of Trinity Capital Inc., and supervised by the Fund’s Board of Trustees (the “Board” or “Board of Trustees”), a majority of whom are independent as required by the 1940 Act. The Adviser's affiliate, Eagle Point Administration LLC (the “Administrator”) provides certain ongoing administrative services necessary for the Fund’s operations. See “Note 11 – Related Party Transactions” for additional information.

The Fund holds certain assets through its wholly-owned subsidiary, EPT SPV 16 SUB (US) LLC (the “SPV”), to secure the KeyBank Credit Facility (as discussed and defined in “Note 5 – Borrowings”). EPT and the SPV are collectively referred to herein as the “Fund."

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The Fund’s interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of the results for the interim period included herein. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year.
The Fund is an investment company and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification, as amended, ("ASC") Topic 946, Financial Services - Investment Companies (“ASC 946”). Items included in the consolidated financial statements are measured and presented in U.S. dollars. Under U.S. GAAP for investment companies, investments are recorded at their estimated fair value, and the carrying value for all other assets and liabilities approximates their fair value.
Principles of Consolidation
As permitted under Regulation S-X and consistent with the guidance in ASC 946-810-45-3, Financial Services - Investment Companies - Consolidation - Other Presentation Matters, the Fund generally does not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund. Accordingly, the Fund consolidates the results of its wholly owned subsidiary, the SPV, in the Fund’s consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. The SPV is the borrower under the Fund’s KeyBank Credit Facility as discussed in “Note 5 – Borrowings.”
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the applicable reporting date. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ materially from these estimates.
Investment Transactions
Loan originations are recorded on the date of the legally binding commitment. Realized gains or losses are recorded using the specific identification method as the difference between the net proceeds received, excluding prepayment fees, if any, and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment fair values as of the last business day of the reporting period and also includes the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.
Valuation of Investments
The most significant estimate inherent in the preparation of the Fund’s consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

The Fund’s investments are carried at fair value in accordance with the 1940 Act and ASC 946 and measured in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. ASC 820 requires the Fund to assume that each of the portfolio investments is sold in a hypothetical transaction in the principal or, as applicable, most advantageous market using market participant assumptions as of the measurement date. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact.

The SEC adopted Rule 2a-5 under the 1940 Act (“Rule 2a-5”), which establishes a framework for determining fair value in good faith for purposes of the 1940 Act. As adopted, Rule 2a-5 permits boards of directors to designate certain parties to perform fair value determinations, subject to board oversight and certain other conditions. The SEC also adopted Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Pursuant to Rule 2a-5, the Board of Trustees has designated the Adviser to serve as the “valuation designee” to perform fair value determinations in respect of the Fund’s portfolio investments that do not have readily available market quotations. Accordingly, fair valuations are ultimately determined by the Adviser in accordance with its valuation policies and procedures. The Adviser’s valuation process will be conducted monthly (or more frequently, as appropriate) or as otherwise determined by the

Adviser. The Adviser may either engage independent valuation firms on a discretionary basis or receive (on a non-reliance basis) the Sub-Adviser valuations and the reports of independent valuation firms engaged by the Sub-Adviser and its affiliates (as discussed below). The Board of Trustees oversees the valuation designee and the process that it uses to determine the fair value of the Fund’s assets. In this regard, the Board of Trustees receives periodic and, as applicable, prompt reporting regarding certain material valuation matters, as required by Rule 2a-5 under the 1940 Act.

Independent valuation firms have been engaged to provide valuation assistance with respect to the Fund's investments on a discretionary basis. Specifically, an independent valuation firm assists in valuing a subset of the Fund's portfolio investments on a quarterly basis. The Sub-Adviser assists in selecting these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, size, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm.
In accordance with the authoritative guidance on fair value measurements and disclosures under U.S. GAAP, the Fund discloses the fair value of its investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:
Level 1 — Investments whose values are based on unadjusted quoted prices for identical assets in an active market that the Fund has the ability to access (examples include investments in active exchange-traded equity securities and investments in most U.S. government and agency securities).
Level 2 — Investments whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the investment.
Level 3 — Investments whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (for example, investments in illiquid securities issued by privately held companies). These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the investment.
Given the nature of lending to venture capital-backed growth-stage companies, 100% of the Fund’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. The Fund uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis, and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Fund’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
Debt Securities
The debt securities identified on the Consolidated Schedule of Investments are secured loans and equipment financings made to growth-stage companies. For portfolio investments in debt securities for which third-party quotes or other independent pricing are not available, fair value is generally estimated based on the assumptions that hypothetical market participants would use to value the investment in a current hypothetical sale using an income approach.
In applying the income approach to determine the fair value of debt securities, the assessment of fair value is based on projections of the discounted future free cash flows that the security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the security, as set forth in the associated loan and equipment financing agreements, as well as market yields and the financial position and credit risk of the portfolio company (the “Hypothetical Market Yield Method”). The discount rate applied to the future cash flows of the security is based on the calibrated yield implied by the terms of the Fund’s investment adjusted for changes in market yields and performance of the subject company. The estimate of the expected repayment date of the Fund's loans and equipment financings securities is either the maturity date of the instrument or the anticipated pre-payment date, depending on the facts and circumstances. The Hypothetical Market Yield Method also considers changes in leverage levels, credit quality, portfolio company performance, market yield movements, and other factors. If there is deterioration in credit quality or if a security is in workout status, other factors may be considered in determining the fair value of the security, including, but not limited to, the value attributable to the security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.
Equity Securities and Warrants
Often the Fund is issued warrants by issuers as yield enhancements. These warrants are recorded as assets at estimated fair value on the grant date. The cost basis of the warrants or other equity securities received is determined based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity securities received. Depending on the facts and circumstances, a combination of one or several forms of the market approach and contingent claim analyses (a form of option analysis) may be utilized to estimate the fair value of the securities as of the measurement date and determine the cost basis using a relative fair value methodology. In applying the market approach, the enterprise value of a portfolio company is estimated utilizing customary pricing multiples, based on the development stage of the underlying issuers, or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations that are assessed to be indicative of fair value of the respective portfolio company. If appropriate, based on the facts and circumstances, the enterprise value to the equity securities may be allocated utilizing a contingent claim analysis and/or other waterfall calculation by which the enterprise value is allocated across the portfolio company’s securities in order of their preference relative to one another.
Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The carrying amounts of the Fund’s financial instruments, consisting of cash, investments, receivables, payables, and other liabilities, approximate the fair values of such items due to the short-term nature of these instruments. Refer to “Note 4 – Fair Value of Financial Instruments” for further discussion.

Cash and Cash Equivalents
Cash and cash equivalents consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the net asset value (“NAV”) per share of the money market fund.
As of September 30, 2025 and December 31, 2024, cash and cash equivalents consisted of $0.5 million and $2.2 million, respectively. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Fund’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.
Other Assets
Other assets generally consist of prepaid expenses, deferred offering costs and unsettled receivables.
Equity Offering Costs
Equity offering costs associated with the sale of the Fund’s shares of beneficial interest are capitalized at the time of incurrence and subsequently amortized to expense on a straight line basis over the twelve-month period following capitalization.

Security Deposits
Security deposits are collected upon funding equipment financings and are applied in lieu of regular payments at the end of the term.
Debt Financing Costs
The Fund records costs related to the issuance of debt obligations as deferred debt financing costs. These costs are deferred and amortized using the straight-line method over the period ending on the earliest call date of the obligations. Debt financing costs related to secured or unsecured notes are netted with the outstanding principal balance on the Fund’s Consolidated Statements of Assets and Liabilities. Debt financing costs related to the KeyBank Credit Facility are recorded as deferred debt financing costs on the Fund’s Consolidated Statements of Assets and Liabilities.
Income Recognition
Interest and Dividend Income
The Fund recognizes interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. In addition, the Fund may also be entitled to an end-of-term (“EOT”) payment. EOT payments to be paid at the termination of the debt agreements are accreted into interest income over the contractual life of the debt based on the effective yield method. The EOT payments receivable is included as a component of the cost basis of the Fund’s current debt securities. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, the acceleration of the unaccreted OID and EOT payment is recognized as interest income.

The Fund has a limited number of debt investments in its portfolio that contain a payment- in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Fund will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due.

The Fund recorded less than $0.1 million and $0.1 million in PIK interest income during the three and nine months ended September 30, 2025, respectively, and $0.1 million for the period of June 28, 2024 (commencement of operations) to September 30, 2024.

Income related to application or origination payments, including facility commitment fees, net of related expenses and generally collected in advance, is amortized into interest income over the contractual life of the loan. The Fund recognizes nonrecurring fees and additional OID and EOT payments received in consideration for contract modifications commencing in the quarter relating to the specific modification.

Fee Income

The Fund recognizes one-time fee income, including, but not limited to, structuring fees, prepayment penalties and exit fees related to a change in ownership of the portfolio company, as other income when earned. These fees are generally earned when the portfolio company enters into an equipment financing arrangement or pays off their outstanding indebtedness prior to the scheduled maturity.

Non-Accrual Policy

When a debt security becomes 90 days or more past due, or if management otherwise does not expect that principal, interest, and other obligations due will be collected in full, the Fund will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or the Fund believes the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Fund may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.

As of September 30, 2025 and December 31, 2024, there were no investments on non-accrual status.

Net Realized Gains / (Losses)

Realized gains / (losses) are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net proceeds exclude any prepayment penalties, exit fees, and OID and EOT acceleration. Prepayment penalties and exit fees received at the time of sale or redemption are included in fee income on the Consolidated Statements of Operations. OID and EOT acceleration is included in interest income on the Consolidated Statements of Operations.

Net Change in Unrealized Appreciation / (Depreciation)

Net change in unrealized appreciation / (depreciation) reflects the net change in the fair value of the investment portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses.

Earnings Per Share
The Fund’s earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of beneficial interest outstanding for the period. Basic earnings per share is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average number of shares outstanding for the period. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted-average number of shares of beneficial interest assuming all potential shares had been issued and the additional shares were dilutive.
Income Taxes
The Fund intends to elect to be treated, and to qualify annually, as a RIC under Subchapter M of the Code for U.S. federal tax purposes. In order to maintain its treatment as a RIC, the Fund is generally required to distribute at least annually to its shareholders at least the sum of 90% of its investment company taxable income (which generally includes its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its net tax-exempt income (if any). The Fund generally will not be subject to U.S. federal income tax on these distributed amounts but will pay U.S. federal income tax at corporate rates on any retained amounts.

The Fund evaluates tax positions taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC 740, Income Taxes (“ASC 740”), as modified by ASC 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as tax expense in the current year. It is the Fund’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense.

The Fund has no material uncertain tax positions as of September 30, 2025 and December 31, 2024. All the Fund’s tax returns remain subject to examination by U.S. federal and state tax authorities.

Based on federal excise distribution requirements applicable to RICs, the Fund will be subject to a 4% nondeductible federal excise tax on undistributed taxable income and gains unless the Fund distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income or gain realized, but not distributed, in the preceding years. For this purpose, however, any ordinary income or capital gain net income retained by the Fund and on which the Fund paid corporate income tax is considered to have been distributed. The Fund, at its discretion, may determine to carry forward taxable income or gain and pay a 4% excise tax on the amount by which it falls short of this calendar-year distribution requirement. If the Fund chooses to do so, this generally will increase expenses and reduce the amount available to be distributed to shareholders. The Fund will accrue excise tax on estimated undistributed taxable income and capital gains as required on an annual basis.

Distributions

Distributions to shareholders are recorded on the record date. The composition of distributions paid to shareholders from net investment income and capital gains is determined in accordance with U.S. federal income tax regulations, which differ from U.S. GAAP. Distributions to shareholders can be comprised of net investment income, net realized capital gains and return of capital for U.S. federal income tax purposes and are intended to be paid monthly.

Note 3. Investments
The Fund provides debt, including senior secured loans, equipment financings and asset-based lending, to growth-oriented companies, including institutional investor-backed companies, primarily in the United States. The Fund’s investment strategy includes making investments consisting primarily of secured term loans and equipment financings and, to a lesser extent, working capital loans, equity and equity-related investments. In addition, the Fund may obtain warrants or contingent exit fees at funding from many of its portfolio companies.

Debt Securities

The Fund’s debt securities primarily consist of direct investments in interest-bearing secured loans and equipment financings to privately held companies based in the United States. Secured loans are generally secured by a blanket first position lien or a blanket second position lien on the assets of the portfolio company. Equipment financings typically include a specific asset first position lien on mission-critical assets as well as a second position lien on the assets of the portfolio company. These debt securities typically have a term of up to 60 months from the original investment date. Certain of the debt securities are “covenant-lite” loans, which generally are loans that do not have a complete set of financial maintenance covenants and have covenants that are incurrence-based, meaning they are only tested and can only be breached following an affirmative action of the borrower rather than by a deterioration in the borrower’s financial condition. The equipment financings in the investment portfolio generally have fixed interest rates. The secured loans in the investment portfolio generally have floating interest rates subject to interest rate floors. Both equipment financings and secured loans generally include an EOT payment.

The specific terms of each debt security vary depending on the creditworthiness of the portfolio company and the projected value of the financed assets. Companies with stronger creditworthiness may receive an initial period of lower financing factor, which is analogous to an interest-only period on a traditional term loan. Equipment financings may include upfront interim payments and security deposits. Equipment financing arrangements have various structural protections, including customary default penalties, information and reporting rights, material adverse change or investor abandonment provisions, consent rights for any additions or changes to senior debt, and, as needed, intercreditor agreements with cross-default provisions to protect the Fund’s second lien positions.

Warrant Investments

In connection with the Fund’s debt investments, the Fund may receive warrants in the portfolio company. Warrants received in connection with a debt investment typically include a potentially discounted contract price to exercise, and thus, as a portfolio company appreciates in value, the Fund may achieve additional investment return from this equity interest. The warrants typically contain provisions that protect the Fund as a minority-interest holder, as well as secured or unsecured put rights, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In certain cases, the Fund may also obtain follow-up rights in connection with these equity interests, which allow the Fund to participate in future financing rounds.

Equity Investments

In specific circumstances, the Fund may seek to make direct equity investments in situations where it is appropriate to align the interests of the Fund with key management and shareholders of the portfolio company, and to allow for participation in the appreciation in the equity values of the portfolio company. These equity investments are generally made in connection with debt investments. The Fund (alongside Trinity Capital Inc. and other funds or accounts managed by the Sub-Adviser) seeks to maintain fully diluted equity positions in its portfolio companies of 5% to 50% and may have controlling equity interests in some instances.

Portfolio Composition

The Fund’s portfolio investments are in companies conducting business in a variety of industries. The following table summarizes the composition of the Fund’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025				December 31, 2024
	Cost		Fair Value		Cost		Fair Value
Industry	Amount	%	Amount	%	Amount	%	Amount	%
Space Technology	$17,772	15.0%	$18,174	15.4%	$9,563	14.4%	$9,644	14.4%
Finance and Insurance	15,576	13.3%	15,526	13.1%	8,803	13.2%	8,884	13.3%
Artificial Intelligence & Automation	14,141	12.1%	14,277	12.1%	7,255	10.9%	7,337	11.0%
SaaS	13,205	11.3%	13,348	11.3%	8,571	12.9%	8,617	12.9%
Medical Devices	12,746	10.9%	12,853	10.9%	7,586	11.4%	7,612	11.4%
Green Technology	9,547	8.1%	9,505	8.0%	11,881	17.9%	11,867	17.7%
Healthcare Technology	8,101	6.9%	8,132	6.9%	1,572	2.4%	1,557	2.3%
Marketing, Media, and Entertainment	7,051	6.0%	7,001	5.9%	2,298	3.5%	2,305	3.4%
Other Healthcare Services	5,932	5.1%	6,095	5.1%	5,608	8.4%	5,680	8.5%
Connectivity	4,982	4.2%	5,019	4.2%	1,197	1.8%	1,217	1.8%
Consumer Products & Services	3,403	2.9%	3,544	3.0%	1,000	1.5%	1,046	1.6%
Biotechnology	1,999	1.7%	2,034	1.7%	—	—%	—	—%
Diagnostics & Tools	1,786	1.5%	1,786	1.5%	—	—%	—	—%
Food and Agriculture Technologies	766	0.7%	747	0.6%	1,139	1.7%	1,120	1.7%
Transportation Technology	322	0.3%	309	0.3%	—	—%	—	—%
Total	$117,329	100.0%	$118,350	100.0%	$66,473	100.0%	$66,886	100.0%

The geographic composition of the Fund's investment portfolio is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Fund’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025				December 31, 2024
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States
West	$40,327	34.4%	$40,755	34.4%	$22,930	34.5%	$23,079	34.5%
Northeast	37,591	32.0%	37,802	31.9%	25,845	38.8%	25,899	38.7%
South	12,374	10.5%	12,544	10.6%	3,519	5.3%	3,589	5.4%
Mountain	8,689	7.4%	8,759	7.4%	4,385	6.6%	4,475	6.7%
Midwest	5,962	5.1%	6,005	5.1%	3,491	5.3%	3,479	5.2%
Southeast	4,740	4.0%	4,736	4.0%	4,503	6.8%	4,560	6.8%
International:							—
Canada	3,932	3.4%	4,001	3.4%	—	—%	—	—%
Western Europe	3,714	3.2%	3,748	3.2%	1,800	2.7%	1,805	2.7%
Total	$117,329	100.0%	$118,350	100.0%	$66,473	100.0%	$66,886	100.0%

The following table summarizes the composition of the Fund’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025				December 31, 2024
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loans	$80,020	68.2%	$80,536	68.0%	$37,565	56.5%	$37,858	56.7%
Equipment Financings	34,640	29.5%	34,709	29.3%	27,884	41.9%	27,976	41.8%
Warrants	2,354	2.0%	2,681	2.3%	924	1.4%	953	1.4%
Equity	315	0.3%	424	0.4%	100	0.2%	99	0.1%
Total	$117,329	100.0%	$118,350	100.0%	$66,473	100.0%	$66,886	100.0%

Certain Risk Factors

In the ordinary course of business, the Fund manages a variety of risks, including market risk, credit risk and liquidity risk. The Fund identifies, measures and monitors risk through various control mechanisms, including investment limits and diversifying exposures and activities across a variety of instruments, markets and counterparties.

Market risk is the risk of potential adverse changes to the value of financial instruments because of changes in market conditions, including as a result of changes in the credit quality of a particular issuer, credit spreads, interest rates, and other movements and volatility in security prices or commodities. In particular, the Fund may invest in issuers that are experiencing or have experienced financial or business difficulties (including difficulties resulting from the initiation or prospect of significant litigation or bankruptcy proceedings), which involves significant risks. The Fund manages its exposure to market risk through the use of risk management strategies and various analytical monitoring techniques.

The Fund’s investments are generally comprised of securities and other financial instruments or obligations that are illiquid or thinly traded, making purchase or sale of such securities and financial instruments at desired prices or in desired quantities difficult. Furthermore, the sale of any such investments may be possible only at substantial discounts, and it may be extremely difficult to value any such investments accurately.

The Fund’s investments consist of growth-oriented companies, many of which have relatively limited operating histories and may experience variation in operating results. Many of these companies conduct business in regulated industries and could be affected by changes in government regulations. Most of the Fund’s borrowers will need additional capital to satisfy their continuing working capital needs and other requirements, and in many instances, to service the interest and principal payments on the debt

Note 4. Fair Value of Financial Instruments
ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. The Fund accounts for its investments at fair value in accordance with ASC 820. As of September 30, 2025 and December 31, 2024, the Fund’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

In accordance with ASC 820, the Fund has categorized its investments based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical investments (Level 1) and the lowest priority to unobservable inputs (Level 3). See “Note 2 – Summary of Significant Accounting Policies.”

As required by ASC 820, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized within the Level 3 tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

The fair value determination of each portfolio investment categorized as Level 3 requires one or more of the following unobservable inputs:

•Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted numbers;
•Current and projected financial condition of the portfolio company;
•Current and projected ability of the portfolio company to service its debt obligations;
•Type and amount of collateral, if any, underlying the investment;
•Current financial ratios (e.g., fixed charge coverage ratio, interest coverage ratio and net debt/EBITDA ratio) applicable to the investment;
•Current liquidity of the investment and related financial ratios (e.g., current ratio and quick ratio);
•Pending debt or capital restructuring of the portfolio company;
•Projected operating results of the portfolio company;
•Current information regarding any offers to purchase the investment;
•Current ability of the portfolio company to raise any additional financing as needed;
•Changes in the economic environment, which may have a material impact on the operating results of the portfolio company;
•Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;
•Qualitative assessment of key management;
•Contractual rights, obligations or restrictions associated with the investment; and
•Time to exit.

The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Fund’s investments, are (i) earnings before interest, tax, depreciation, and amortization (“EBITDA”) and revenue multiples (both projected and historic), and (ii) volatility assumptions. Significant increases (decreases) in EBITDA and revenue multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. Similarly, significant increases (decreases) in volatility inputs in isolation would result in a significantly higher (lower) fair value assessment. Conversely, significant increases (decreases) in weighted average cost of capital inputs in isolation would result in a significantly lower (higher) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.

The following is a summary of the levels within the fair value hierarchy of the Fund’s investment portfolio by investment type as of September 30, 2025:

	Fair Value Hierarchy (in thousands)
	Level 1	Level 2	Level 3	Total
Secured Loans	$—	$—	$80,536	$80,536
Equipment Financings	—	—	34,709	34,709
Warrants	—	—	2,681	2,681
Equity	—	—	424	424
Total Investments at fair value	$—	$—	$118,350	$118,350

The following is a summary of the levels within the fair value hierarchy of the Fund’s investment portfolio by investment type as of December 31, 2024

	Fair Value Hierarchy (in thousands)
	Level 1	Level 2	Level 3	Total
Secured Loans	$—	$—	$37,857	$37,857
Equipment Financings	—	—	27,977	27,977
Warrants	—	—	953	953
Equity	—	—	99	99
Total Investments at fair value	$—	$—	$66,886	$66,886

The methodology for determining the fair value of the Fund’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies.” The following table provides a summary of the significant unobservable inputs used to measure the fair value of the Level 3 portfolio investments as of September 30, 2025.

	Fair Value as of
	September 30, 2025		Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)		Methodologies	Inputs (1)	Range	Average (2)
Debt investments	$92,490		Discounted Cash Flows	Hypothetical Market Yield	10.1% - 18.9%	13.8%

	22,753	Cost approximates fair value (5)	Cost approximates fair value (5)	n/a	n/a	n/a

Warrants	2,485		Market Approach	Revenue Multiple(3)	0.8x - 30.2x	6.3 x
				Volatility (4)	45.6% - 125.9%	70.3%
				Risk-Free Interest Rate	3.6% - 3.9%	3.6%
				Estimated Time to Exit (in years)	1.9 - 4.8	2.9

	171		Black Scholes	Volatility (4)	66.0% - 77.5%	72.6%
				Discount for Lack of Marketability	n/a	n/a
				Risk-Free Interest Rate	3.7% - 4.1%	4.0%
				Estimated Time to Exit (in years)	4.9 - 9.9	7.8

	27		Transaction Precedent	Transaction price	n/a	n/a

Equity investments	424		Market Approach	Revenue Multiple	3.8x - 11.0x	8.0 x
				Volatility (4)	38.6% - 75.3%	65.9%
				Risk-Free Interest Rate	3.6% - 3.7%	3.7%
				Estimated Time to Exit (in years)	2.3 - 4.0	3.6
Total Level 3 Investments	$118,350
(1)The significant unobservable inputs used in the fair value measurement of the Fund’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Fund’s equity and warrant securities are revenue multiples and portfolio company specific adjustment factors. Additional inputs used in the option pricing model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger or acquisition events near the measurement date.
(2)Weighted averages are calculated based on the fair value of each investment.
(3)Represents amounts used when the Fund has determined that market participants would use such multiples when pricing the investments.
(4)Represents the range of industry volatility used by market participants when pricing the investment.
(5)Includes debt investments originated within the past three months, for which cost approximates fair value, unless events have occurred during the period that would indicate a different valuation is warranted.
The following table provides a summary of the significant unobservable inputs used to measure the fair value of the Level 3 portfolio investments as of December 31, 2024. As of December 31, 2024, there were no transfers into and out of Level 3.

	Fair Value as of
	December 31, 2024	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)
Debt investments	$50,217	Discounted Cash Flows	Hypothetical Market Yield	10.5% - 18.9%	14.7%

	15,617	Cost approximates fair value (5)	n/a	n/a	n/a

Equity investments	99	Market Approach	Revenue Multiple (3)	n/a	n/a
			Volatility (4)	45.8% - 83.3%	64.3%
			Risk-Free Interest Rate	4.3% - 4.3%	4.3%
			Estimated Time to Exit (in years)	2.6 - 2.9	2.7

Warrants	953		Revenue Multiple (3)	0.2 x - 34.9 x	7.7 x
			Volatility (4)	35.4% - 100.1%	63.2%
			Risk-Free Interest Rate	4.2% - 4.3%	4.3%
			Estimated Time to Exit (in years)	1.6 - 3.8	2.6
Total Level 3 Investments	$66,886
(1)The significant unobservable inputs used in the fair value measurement of the Fund’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The significant unobservable inputs used in the fair value measurement of the Fund’s equity and warrant securities are revenue multiples and portfolio company specific adjustment factors. Additional inputs used in the option pricing model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger or acquisition events near the measurement date.
(2)Weighted averages are calculated based on the fair value of each investment.
(3)Represents amounts used when the Fund has determined that market participants would use such multiples when pricing the investments.
(4)Represents the range of industry volatility used by market participants when pricing the investment.
(5)Includes debt investments originated within the past three months, for which cost approximates fair value, unless events have occurred during the period that would indicate a different valuation is warranted.
The following tables provide a summary of changes in the fair value of the Funds’s Level 3 loans and equipment financings (collectively “Debt”), equity and warrant portfolio investments for the three and nine months ended September 30, 2025 (in thousands):

Three Months Ended September 30, 2025	Type of Investment
	Debt	Equity	Warrants	Total
Fair Value as of June 30, 2025	$80,771	$414	$1,683	$82,868
Purchases, net of deferred fees	39,834	—	979	40,813
Proceeds from sales and paydowns	(6,733)	—	—	(6,733)
Accretion of OID, EOT, and PIK payments	534	—	—	534
Net realized gain/(loss)	636	—	—	636
Net change in unrealized appreciation/(depreciation)	203	10	19	232
Fair Value as of September 30, 2025	$115,245	$424	$2,681	$118,350

Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of September 30, 2025	$203	$10	$19	$232

Nine Months Ended September 30, 2025	Type of Investment
	Debt	Equity	Warrants	Total
Fair Value as of December 31, 2024	$65,834	$99	$953	$66,886
Purchases, net of deferred fees	60,633	215	1,429	62,277
Proceeds from sales and paydowns	(13,438)	—	—	(13,438)
Accretion of OID, EOT, and PIK payments	1,148	—	—	1,148
Net realized gain/(loss)	927	—	—	927
Net change in unrealized appreciation/(depreciation)	141	110	299	550
Fair Value as of September 30, 2025	$115,245	$424	$2,681	$118,350

Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of September 30, 2025	$141	$110	$299	$550
The following table provides a summary of changes in the fair value of the Funds’s Level 3 Debt, equity and warrant portfolio investments for the period of June 28, 2024 (commencement of operations) to September 30, 2024 (in thousands):

For the period from June 28, 2024 (commencement of operations) to September 30, 2024	Type of Investment
	Debt	Equity	Warrants	Total
Fair Value as of June 28, 2024	$—	$—	$—	$—
Purchases, net of deferred fees	24,646	—	277	24,923
Proceeds from sales and paydowns	(2,431)	—	—	(2,431)
Accretion of OID, EOT, and PIK payments	119	—	—	119
Net change in unrealized appreciation/(depreciation)	41	—	6	47
Fair Value as of September 30, 2024	$22,375	$—	$283	$22,658

Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of September 30, 2024	$41	$—	$6	$47

Fair Value of Financial Instruments Carried at Cost
As of September 30, 2025 and December 31, 2024, the carrying value of the KeyBank Credit Facility was approximately $31.7 million and $12.4 million, respectively. The carrying value of the KeyBank Credit Facility as of September 30, 2025 and December 31, 2024 approximates the fair value, which was estimated using a market yield approach with Level 3 inputs.
As of September 30, 2025, the carrying value of the 2028 Series A Notes (as defined below) was approximately $24.6 million, net of unamortized deferred financing costs of $0.4 million. The 2028 Series A Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the 2028 Series A Notes as of September 30, 2025 was approximately $24.6 million, which was estimated using a relative market yield approach with Level 3 inputs.

Note 5. Borrowings
KeyBank Credit Facility
On November 12, 2024, SPV, as borrower, and Trinity Capital Adviser LLC, as servicer, entered into a senior credit facility (as amended from time to time, the “KeyBank Credit Facility” or “Credit Facility”) with KeyBank National Association (“KeyBank”) as the administrative and syndication agent and Computershare Trust Company, N.A. as the collateral custodian.
The KeyBank Credit Facility includes a commitment of $60.0 million from KeyBank and allows the Fund, through the SPV, to increase the commitment up to $200.0 million, subject to the consent of the administrative agent. Borrowings under the KeyBank Credit Agreement bear interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 3.00% to 3.30%, subject to the number of eligible loans in the collateral pool and the utilization rate. The KeyBank Credit Facility provides for a variable advance rate of up to 62% on eligible first lien loans and up to 47% on eligible second lien loans. In addition, the Fund pays a fee on committed but undrawn amounts under the KeyBank Credit Facility.
The KeyBank Credit Facility includes a two-year revolving period and a three-year amortization period and matures on November 12, 2029, unless extended. Such Credit Facility is collateralized by all investment assets held by the SPV. The KeyBank Credit Agreement contains representations and warranties and affirmative and negative covenants customary for secured financings of this type, including certain financial covenants such as a consolidated tangible net worth requirement and a required asset coverage ratio.
The KeyBank Credit Agreement also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; inaccuracy of representations or warranties in any material respect; voluntary or involuntary bankruptcy proceedings; and change of control of the borrower without the prior written consent of KeyBank. As of September 30, 2025, the Fund was in compliance in all material respects with the terms of the KeyBank Credit Facility.

During the three months ended September 30, 2025, the Fund borrowed $32.5 million and made repayments of $24.4 million under the KeyBank Credit Facility. During the nine months ended September 30, 2025, the Fund borrowed $49.2 million and made repayments of $29.9 million under the KeyBank Credit Facility.
The Fund incurred approximately $0.9 million of initial and additional financing costs in connection with the KeyBank Credit Facility, which were capitalized and deferred using the straight-line method over the life of the facility. As of September 30, 2025 and December 31, 2024, unamortized deferred financing costs related to the KeyBank Credit Facility were $0.5 million and $0.8 million, respectively. As of September 30, 2025 and December 31, 2024, the Fund had a borrowing availability of approximately $28.3 million and $47.6 million, respectively.
The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Stated interest expense	$468	$1,101
Amortization of deferred financing costs	107	321
Total interest and amortization of deferred financing costs	$575	$1,422

Weighted average effective interest rate	8.6%	8.8%
Weighted average outstanding balance	$21,549	$16,671

2028 Series A Notes
On August 1, 2025, the Fund entered into a note purchase agreement (the “2028 Note Purchase Agreement”), governing the issuance of $25.0 million aggregate principal amount of 7.25% Series A Notes due 2028 (the “2028 Series A Notes”) in a transaction exempt from registration under the Securities Act. The 2028 Series A Notes bear interest at the rate of 7.25% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 2026, and will mature on August 1, 2028.
At the Fund's option, the 2028 Series A Notes may be redeemed in whole or in part, at any time or from time to time, prior to their maturity at the then-applicable redemption price (including a customary “make whole” on any amounts redeemed prior to August 1, 2027), plus any accrued and unpaid interest thereon to, but excluding, the redemption date. In addition, on the occurrence of a “Change in Control,” as defined in the 2028 Note Purchase Agreement, the Fund will generally be required to make an offer to prepay the outstanding 2028 Series A Notes at a price equal to 100% of the principal amount of the 2028 Notes being prepaid, plus any accrued and unpaid interest thereon to, but excluding, the repurchase date. The 2028 Note Purchase Agreement contains certain covenants, including maintaining a minimum asset coverage ratio (as calculated under the 1940 Act) of 1.5:1 and providing financial information to the holders of the Notes if the Fund is no longer subject to reporting requirements under the Exchange Act.

As of September 30, 2025, the Fund was in compliance in all material respects with the terms of the 2028 Note Purchase Agreement.

The 2028 Series A Notes are the Fund’s general unsecured obligations that rank senior in right of payment to all of the Fund’s existing and future indebtedness that is expressly subordinated in right of payment to the 2028 Series A Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by us, rank effectively junior to any of the Fund’s secured indebtedness (including unsecured indebtedness that the Fund may later secure) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Fund’s subsidiaries, financing vehicles or similar facilities.

Aggregate offering costs in connection with the 2028 Series A Notes issuance, including fees paid to the placement agent, were approximately $0.5 million, which were capitalized and deferred. As of September 30, 2025, unamortized deferred financing costs related to the 2028 Series A Notes were $0.4 million.
The components of interest expense and related fees for the 2028 Series A Notes are as follows (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Stated interest expense	$302	$302
Amortization of deferred financing costs	38	38
Total interest and amortization of deferred financing costs	$340	$340

Weighted average effective interest rate	7.2%	7.2%
Weighted average outstanding balance	$25,000	$25,000
Asset Coverage Requirement

The Fund obtained the approval of its initial shareholders and the Board to permit the Fund to be subject to an 150% asset coverage test under the 1940 Act with respect to the issuance of “senior securities” (as such term is defined in Section 18(g) of the 1940 Act), which generally consist of borrowings under credit facilities or debt securities or preferred shares issued by the Fund (if any).

Note 6. Commitments and Contingencies
Unfunded Commitments

The Fund's commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Fund’s portfolio companies. A portion of these unfunded contractual commitments as of September 30, 2025 and December 31, 2024, are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Fund’s credit agreements contain customary lending provisions that allow the Fund relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Fund. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Fund’s disclosure of unfunded contractual commitments as of September 30, 2025 and December 31, 2024, includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions.

The Fund will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under its KeyBank Credit Facility) and maintains adequate liquidity to fund its unfunded commitments through these sources.

As of September 30, 2025, the Fund had aggregate unfunded commitments of $2.2 million to four of the Fund's portfolio companies. As of December 31, 2024, the Fund had aggregate unfunded commitments of $2.1 million to two portfolio companies.

In the normal course of business, the Fund enters into contracts that provide a variety of representations and warranties, and general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Fund under these arrangements is unknown as it would involve future claims that may be made against the Fund; however, based on the Fund’s experience, the risk of loss is remote, and no such claims are expected to occur. As such, the Fund had not accrued any liability in connection with such indemnifications as of September 30, 2025 and December 31, 2024.

Expense Limitation Agreement

The Fund and the Adviser have entered into the Expense Limitation Agreement (as defined below), dated as of August 28, 2025, pursuant to which the Adviser or an affiliate thereof may provide expense support to the Fund in order to reduce operating expenses borne by the Fund’s shareholders. Expense support payments may be made in the form of paying expenses directly, reimbursing the Fund for expenses incurred and paid, or waiving a portion of or all fees due by the Fund to the Adviser or an affiliate thereof during each quarterly calculation period. Any such expense limitation payments or waivers are subject to reimbursement by the Fund for three years after the date on which such expense limitation payment or waiver was made. No such expense limitation payments or waivers were made during the three and nine months ended September 30, 2025 and September 30, 2024. See “Note 11 – Related Party Transactions” for additional information.

Organizational and Offering Expense Support and Reimbursement Agreement

The Fund and the Adviser have entered into the O&O Expense Agreement (as defined below), dated as of August 28, 2025, pursuant to which the Fund may pay for organizational and permissible offering (“O&O”) expenses up to a limit of 1.50% of gross equity contributions (including the value of the seed capital as described below). The Adviser, the Administrator or their affiliates will bear any O&O expenses in excess of the 1.50% limit. The Fund may pay O&O expenses in the form of direct payments to third-party vendors. The Fund may also pay O&O expenses to its affiliates and affiliates of the Adviser or the Administrator in the form of reimbursement (“Affiliate O&O Expense Reimbursement”). Affiliate O&O Expense Reimbursement will not be included in the calculation of operating expenses under the Expense Limitation Agreement. Any O&O Expenses subject to Affiliate O&O Expense Reimbursement are reimbursable by the Fund up to three years after the date on which such O&O Expenses were paid on the Fund’s behalf, provided that reimbursement does not cause the Fund to exceed the 1.50% limit at described above at the time of such reimbursement. No such Affiliate O&O Expense Reimbursements were made during the three and nine months ended September 30, 2025 and September 30, 2024. See “Note 11 – Related Party Transactions” for additional information.

Legal Proceedings

The Fund may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Fund in connection with the activities of its portfolio companies. As of September 30, 2025 and December 31, 2024, there were no material legal matters or material litigation pending of which the Fund is aware.

Note 7. Shareholders' Equity

The Fund has the authority to issue an unlimited number of shares of beneficial interest (“Shares”).

Seed Capital

On June 28, 2024, during the Fund’s private fund stage (prior to the Conversion), the Fund’s two initial members, EPCM Holdings LLC (an affiliate of the Adviser) and Trinity Capital Inc. (an affiliate of the Sub-Adviser), made capital commitments of $50.0 million and $10.0 million, respectively, in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of and Regulation D under the Securities Act. These capital commitments have been called by the Fund and funded over time to make certain investments and pay certain expenses, and the related interests in the Fund were converted to 6,013,221 shares of the Fund in connection with the Conversion.

On September 19, 2025, EPCM Holdings LLC transferred 100% of its interests in the Fund to its affiliate, EPH Investments LLC, which is also an affiliate of the Adviser.

Private Offering

The Fund intends to conduct a continuous private offering of its shares to investors in reliance on exemptions from the registration requirements of the Securities Act, including the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D and Regulation S promulgated thereunder (the “Private Offering”). The Fund intends to offer and sell shares to (i) persons who are “accredited investors” within the meaning of Regulation D under the Securities Act and (ii) non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. Eagle Point Securities LLC, an affiliate of the Adviser, serves as the dealer manager (the “Dealer Manager”) for the Private Offering, on a best-efforts basis, pursuant to a dealer manager agreement with the Fund. See “Note 11 – Related Party Transactions” and “Note 14 – Subsequent Events” for additional information.

Share Repurchase Program

No shareholder has the right to require the Fund to redeem shares. No public market for shares exists, and none is expected to develop in the future.

Subject to the Board of Trustees' discretion, the Fund intends to offer to repurchase shares from shareholders in each quarter in an amount up to 5% of the shares outstanding, calculated as of the prior calendar quarter end. At the discretion of the Board of Trustees, the Fund may extend multiple offers to repurchase shares in a quarter in an aggregate amount of 5% of the shares outstanding. The Fund’s Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in the Fund’s best interest and the best interest of the shareholders. As a result, share repurchases may not be available each quarter. The Fund intends to conduct repurchase offers in accordance with the requirements of Rule 13e-4 under the Exchange Act and the 1940 Act.

The Fund did not repurchase any shares during the three and nine months ended September 30, 2025.

Distribution Reinvestment Plan

The Fund’s distribution reinvestment plan (“DRIP”) provides for the reinvestment of distributions in the form of shares, unless a shareholder has elected to receive distributions in cash. As a result, if the Fund declares a cash distribution, its shareholders who have not “opted out” of the DRIP by the applicable opt out date will have their cash distribution automatically reinvested into additional shares.

Shares will be issued pursuant to the DRIP at a price equal to 95% of their most recently determined NAV as of the payment date. There is no sales load or other charge for distribution reinvestment, and the plan administrator’s fees are paid by the Fund. Participants in the DRIP may receive fractional shares so that 100% of the distributions are used to acquire shares. The Fund reserves the right to amend or terminate the DRIP upon written notice to each participant at least 30 days before the record date for the payment of any dividend or distribution by the Fund.

Brokerage firms and other financial intermediaries may decide not to participate in the Fund’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the three months and nine months ended September 30, 2025, no shares were issued under the DRIP.

Distributions

The Fund intends to authorize and declare ordinary cash distributions on a quarterly basis and pay such distributions on a monthly basis.

Note 8. Earnings Per Share
The following table sets forth the computation of the basic and diluted earnings per common share for the period August 28, 2025 through September 30, 2025 (in thousands except shares and per share information). Prior to the Conversion, there were no shares outstanding.

For the Period August 28, 2025 through September 30, 2025
Earnings per share - basic and diluted
Numerator for basic and diluted earnings per share	$723
Denominator for basic and diluted weighted average shares	6,013,221
Earnings/(Loss) per share - basic and diluted	$0.12

Note 9. Income Taxes
The Fund intends to elect to be treated, and to qualify annually as, a RIC under Subchapter M of the Code for U.S. federal tax purposes. In order to maintain its treatment as a RIC, the Fund is generally required to distribute at least annually to its shareholders at least the sum of 90% of its investment company taxable income (which generally includes its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its net tax-exempt income (if any). The Fund generally will not be subject to U.S. federal income tax on these distributed amounts, but will pay U.S. federal income tax at corporate rates on any retained amounts.

The amount of taxable income to be paid out as a distribution is determined by the Board each quarter and is generally based upon the annual earnings estimated by management of the Fund. Net capital gains, if any, are distributed at least annually, although the Fund may decide to retain all or some of those capital gains for investment and pay U.S. federal income tax at corporate rates on those retained amounts. If the Fund chooses to do so, this generally will increase expenses and reduce the amount available to be distributed to shareholders. In the event the Fund’s taxable income (including any net capital gains) for a fiscal year falls below the amount of distributions declared and paid with respect to that year, however, a portion of the total amount of those distributions may be deemed a return of capital for tax purposes to the Fund’s shareholders.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Tax Cost of Investments	$117,329	$66,473

	September 30, 2025	December 31, 2024
Unrealized appreciation	$1,654	$609
Unrealized depreciation	(633)	(196)
Net change in unrealized appreciation from investments	$1,021	$413

Note 10. Financial Highlights
The following presents financial highlights for the nine months ended September 30, 2025 and for the period June 24, 2024 (commencement of operations) to September 30, 2024 (in thousands except share and per share information):

For the Period August 28, 2025 through September 30, 2025(1)
Net asset value, beginning of year/period	$10.00
Results of operations:
Net investment income	0.04
Net realized gains (losses) and unrealized appreciation (depreciation)	0.08
Net increase (decrease) in net assets resulting from operations	10.12

Net decrease in net assets resulting from distributions	—
Net asset value, end of year/period	$10.12

Shares outstanding, end of year/period	6,013,221
Weighted average Shares outstanding	6,013,221
Total return	1.2%

	Nine Months Ended September 30, 2025	For the Period of June 28, 2024 (commencement of operations) to September 30, 2024

Ratio/Supplemental Data:
Net assets, end of year/period	$60,855	$24,536
Ratio of total expenses to average net assets(2)	12.7%	7.7%
Ratio of net investment income to average net assets(2)	7.4%	7.8%
Ratio of interest and credit facility expenses to average net assets(2)(4)	4.1%	—%
Portfolio turnover rate(3)	15.9%	10.4%
Asset coverage ratio (4)	206%	—%
(1)The Fund issued and sold its initial offering of shares on August 28, 2025. Per-share data reflects the period from August 28, 2025 to September 30, 2025. The per share data was derived by using the weighted average Shares outstanding during the period.
(2)The ratios reflect an annualized amount.
(3)Portfolio turnover rate is calculated using the lesser of year-to-date cash sales/repayments or year-to-date cash purchases over the average of the total investments at fair value.
(4)The calculation is based on outstanding debt of $56.7 million as of September 30, 2025. No debt was outstanding as of September 30, 2024.

Note 11. Related Party Transactions
Investment Advisory Agreement and Sub-Advisory Agreement

The Fund is party to an Investment Advisory Agreement with the Adviser (the “Investment Advisory Agreement”) and a Sub-Advisory Agreement with the Sub-Adviser (the “Sub-Advisory Agreement), each dated as of August 28, 2025. The Adviser provides its services under the Investment Advisory Agreement, and the Sub-Adviser provides its services under the Sub-Advisory Agreement. The activities of both of the Adviser and the Sub-Adviser are subject to the supervision and oversight of the Board of Trustees.

Pursuant to the Investment Advisory Agreement, the Fund pays the Adviser a fee for its services consisting of two components: a base management fee and an incentive fee. Pursuant to the Sub-Advisory Agreement, the Sub-Adviser receives 50% of all fees paid to the Adviser under the Investment Advisory Agreement net of any payments, reimbursements or waivers under the Expense Limitation Agreement.

Base management fee

The base management fee is calculated monthly and payable quarterly in arrears and equals an annual rate of 1.75% of the Fund’s Managed Assets (as defined below). The base management fee is calculated based on the Fund’s Managed Assets at the end of the most recently completed calendar month, and adjusted for any share issuances or repurchases during the relevant calendar month. “Managed Assets” means the Fund’s total assets (including assets attributable to the use of leverage) minus the sum of the Fund’s accrued liabilities (other than liabilities incurred for the purpose of creating leverage).

For the three months and nine months ended September 30, 2025, the base management fee totaled $0.2 million. As of September 30, 2025, $0.2 million remained payable. These amounts exclude base management fees payable under the Initial Advisory Agreement, as described below.

Incentive fee

The incentive fee consists of two parts. Under the Investment Advisory Agreement, the first part of the incentive fee, which is referred to as the incentive fee on income, is calculated and payable quarterly in arrears based upon the Fund’s “Pre-Incentive Fee Net Investment Income,” as defined below, for the immediately preceding quarter. The payment of the incentive fee on income is subject to payment of a preferred return to shareholders each quarter (i.e., a “hurdle rate”), expressed as a rate of return on the value of the Fund’s net assets at the end of the immediately preceding quarter, of 2.00%, subject to a “catch up” feature.

For this purpose, “Pre-Incentive Fee Net Investment Income” means (a) interest income, dividend income and any other income (including any other fees, such as commitment, exit/success, origination, structuring, diligence and consulting fees, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus (b) the Fund’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to the Administrator, any interest expense and/or dividends paid on any issued and outstanding debt or preferred shares, but excluding organizational and offering expenses, the incentive fee and any distribution and/or shareholder servicing fee) after giving application to the Expense Limitation Agreement. Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments PIK interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. The Adviser is not obligated to return the incentive fee based on income it receives on deferred interest that is later determined to be uncollectible in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Fund’s net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle rate of 2.00% (8.00% annualized) of the Fund’s net assets at the end of such quarter and subject to a “catch-up” feature as described below. For such purposes, the Fund’s quarterly rate of return is determined by dividing Pre-Incentive Fee Net Investment Income by the Fund’s net assets at the end of such quarter.

The incentive fee in each calendar quarter is paid to the Adviser as follows:

•no incentive fee in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 2.00% (8.00% annualized) of the Fund’s net assets at the end of the immediately preceding calendar quarter;

•100% of the Fund’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.50% (10.00% annualized) of the Fund’s net assets at the end of the immediately preceding calendar quarter. The Fund refers to this portion of its Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 2.50% (10.00% annualized) of the Fund’s net assets at the end of the immediately preceding calendar quarter) as the “catch-up.” The “catch-up” is meant to provide the Adviser with 10.00% of the Fund’s Pre-Incentive Fee Net Investment Income as if a hurdle did not apply; and

•20% of the amount of the Fund’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.50% (10.00% annualized) of the Fund’s net assets at the end of the immediately preceding calendar quarter is payable to the Adviser (that is, once the hurdle rate is reached and the catch-up is achieved, 20% of all Pre-Incentive Fee Net Investment Income thereafter is paid to the Adviser).

For the three months and nine months ended September 30, 2025, incentive fees based on income totaled $0.1 million. As of September 30, 2025, $0.1 million remained payable. These amounts exclude incentive fees payable under the Initial Advisory Agreement, as described below.

The second part of the incentive fee, which is referred to as the capital gains incentive fee, will be an annual fee that will be determined and payable, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 20.00% of cumulative realized capital gains, if any, determined on a cumulative basis from the date of the Fund’s election to be regulated as a BDC (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the date of the Fund’s election to be regulated as a BDC (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid capital gains incentive fees.

For the three months and nine months ended September 30, 2025, the Fund accrued incentive fees based on capital gains under GAAP of $0.2 million, which were not realized. These amounts exclude incentive fees payable under the Initial Advisory Agreement, as described below.

Additionally, the Fund will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Fund were to sell the relevant investment and realize a capital gain. For the three months ended September 30, 2025, such incentive fee totaled $0.2 million, which remained unrealized. This amount excludes incentive fees payable under the Initial Advisory Agreement, as described below.

The fees that will be payable under the Investment Advisory Agreement will be appropriately adjusted for any share issuances or repurchases during the calendar quarter (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) and except as described above, exclude capital gains, realized loss and unrealized capital appreciation or depreciation.

Origination Fee

The Fund also pays the Sub-Adviser (and prior to the Conversion, paid the Initial Manager, as defined below) a fee (the “Origination Fee”) equal to 1.00% of the funded amount of each investment acquired or made by the Fund on, under or with respect to an originated investment purchased by the Fund.
For the three and nine months ended September 30, 2025, the Fund incurred $0.4 million and $0.6 million in Origination Fees, respectively. For the period June 28, 2024 (commencement of operations) to September 30, 2024, the Fund incurred $0.2 million in Origination Fees. As of September 30, 2025 and December 31, 2024, there were no unpaid Origination Fees included in accrued expenses and other liabilities in the accompanying Consolidated Statement of Assets and Liabilities.

Private Fund Advisory Agreement

Prior to the Conversion, during its private fund stage, the Fund was a party to an investment advisory agreement (the “Initial Advisory Agreement”), dated as of June 28, 2024, with Trinity Capital Adviser, as the Fund’s sole investment adviser (the “Initial Manager”). The Initial Advisory Agreement was terminated in accordance with its terms in connection with the Conversion and the Fund’s election to be regulated as a BDC. Under the Initial Advisory Agreement, the Fund paid the Initial Manager advisory fees, including a base management fee and an incentive fee, on substantially the same terms (including identical fee rates) as the currently effective Investment Advisory Agreement. Under the Initial Advisory Agreement, EPCM Holdings LLC (and subsequently EPH Investments LLC), as the non-managing member, was entitled to a reimbursement of 50% of all advisory fees earned by the Initial Manager.

For the three and nine months ended September 30, 2025, the Fund incurred $0.3 million and $0.9 million in base management fees, respectively, and $0.4 million and $0.9 million, respectively, in incentive fees representing the Income Incentive Fee and Capital Gains Incentive Fee pursuant to the Initial Advisory Agreement. Additionally, as the Initial Advisory Agreement was terminated in connection with the Conversion, the contingent incentive fee related to unrealized appreciation has been crystallized in the amount of $0.2 million. For the period June 28, 2024 (commencement of operations) to September 30, 2024, the Fund incurred $0.1 million in base management fees and $0.1 million and $0.1 million, respectively, in incentive fees representing the Income Incentive Fee and Capital Gains Incentive Fee pursuant to the Initial Advisory Agreement. As of September 30, 2025 and December 31, 2024, $0.3 million and $0.3 million were unpaid and included in management fees payable and $0.4 million and $0.3 million were unpaid and included in incentive fees payable pursuant to the Initial Advisory Agreement.

Administration Agreement

The Fund is party to an Administration Agreement, dated as of August 28, 2025, with the Administrator. Pursuant to the Administration Agreement, the Administrator provides the Fund with office facilities, equipment, clerical, bookkeeping, and record keeping services at such facilities and such other services necessary for the Fund’s operations, including but not limited to accounting services, maintenance of financial reports, preparing shareholder reports, preparing and filing tax returns and investor relations support, as set forth in the Administration Agreement.

In consideration of the provision of the services under the Administration Agreement, the Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel (including salaries and related payroll expenses) and facilities under the Administration Agreement. Payments under the Administration Agreement are equal to an amount based upon the Fund’s allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Fund's allocable portion of the compensation of the Fund’s Chief Financial Officer and Chief Compliance Officer and the Fund’s allocable portion of the compensation of any administrative support staff. The Fund’s allocable portion of such total compensation is based on an allocation of the time spent on the Fund relative to other matters. To the extent the Administrator outsources any of its functions, the Fund pays the fees on a direct basis, without profit to the Administrator. The Administrator has the ability to delegate responsibilities to sub-administrators. The Administrator has delegated certain administration responsibilities to Harmonic Fund Services, a third-party.

For the three months ended September 30, 2025, the Fund was charged a total of $0.1 million in administration fees pursuant to the Administration Agreement, consisting of less than $0.1 million for services provided by the Administrator and less than $0.1 million for services provided by Harmonic Fund Services, all of which was payable as of September 30, 2025. These amounts exclude administration fees payable under the Initial Administration Agreement, as described below.

Private Fund Administration Agreement
Prior to the Conversion, during its private fund stage, the Fund was a party to an Administration Agreement, dated as of June 28, 2024 (the “Initial Administration Agreement”), with the Administrator, which was terminated in accordance with its terms in connection with the Conversion and the Fund’s election to be regulated as a BDC. The terms of the Initial Administration Agreement, including all compensation terms, were substantially similar to those of the Administration Agreement.

For the three and nine months ended September 30, 2025, the Fund was charged $0.1 million and $0.2 million in administration fees, respectively, pursuant to the Initial Administration Agreement, consisting of $0.0 million and $0.1 million for services provided by the Initial Administrator for the three and nine months periods ended September 30, 2025, respectively, and $0.1 million and $0.1 million for services provided by Harmonic Fund Services for the same periods. As of September 30, 2025, $0.1 million of these fees remained unpaid. For the period June 28, 2024 (commencement of operations) to September 30, 2024, the Fund was charged a total of $0.1 million in administration fees pursuant to the Initial Administration Agreement, consisting of $0.0 million and $0.1 million, relating to services provided by the Initial Administrator and Harmonic Fund Services, respectively, of which $0.1 million was payable as of December 31, 2024.

Due to Affiliate

As of September 30, 2025, the Fund’s “Due to Affiliate” balance of $0.1 million, as reflected on Consolidated Statements as Assets and Liabilities, consisted of an amount payable to the Sub-Adviser related to a trade settlement and is expected to be paid in the normal course of business.

Expense Limitation Agreement

The Fund has entered into the Expense Limitation Agreement with the Adviser pursuant to which the Adviser or an affiliate thereof may provide expense support to us in order to reduce operating expenses borne by the Fund’s shareholders. See “Note 6 – Commitments and Contingencies.”

Organizational and Offering Expense Support and Reimbursement Agreement

The Fund has entered into the O&O Expense Agreement pursuant to which the Fund may pay for O&O expenses up to a limit of 1.50% of gross equity contributions (including the value of the initial seed portfolio), and the Adviser, the Administrator or their affiliates will bear any O&O expenses in excess of the 1.50% limit. The Fund may also pay Affiliate O&O Expense Reimbursements. See “Note 6 – Commitments and Contingencies.”

Dealer Manager Agreement

The Fund has entered into a Dealer Manager Agreement, dated as of August 28, 2025 (the “Dealer Manager Agreement”), with the Dealer Manager with respect to the Private Offering. Pursuant to the Dealer Manager Agreement, the Dealer Manager will offer and sell the Fund’s shares, on a best efforts basis, at NAV plus a sales load of up to 6.75%, which is comprised of a selling commission of up to 6.00% and a dealer manager fee of up to 0.75%. The Fund and the Dealer Manager may also enter into agreements with various brokers-dealers and other financial intermediaries (“Selling Agents”) for the sale and servicing of the shares in connection with the Private Offering. The Dealer Manager may reallow a portion or all of the sales load to Selling Agents for selling shares to their customers. The Dealer Manager and/or a Selling Agent may, at its discretion, waive all or a portion of the sales load for the purchase of shares.

Co-Investments

The Fund and certain affiliates have received an exemptive relief order (the “Order”) from the SEC that permits the Fund to participate in certain negotiated co-investments alongside certain affiliates, including Trinity Capital Inc. or other funds or accounts managed by the Sub-Adviser (or any future investment adviser that controls, is controlled by or is under common control with the Sub-Adviser), in a manner consistent with the Fund's investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, and subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of the Fund’s participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board’s eligible trustees to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.

The Fund may co-invest on a concurrent basis with other accounts managed by certain affiliates of the Adviser and/or Sub-Adviser, subject to compliance with applicable regulations and regulatory guidance.

Note 12. Segment Reporting
The Fund has determined that is has a single operating segment in accordance with Topic 280, Segment Reporting (“ASC 280”). The Fund’s Chief Operating Decision Maker (“CODM”) is comprised of each of the Fund’s Chief Executive Officers, the Chief Financial Officer and the Chief Operating Officer. While the Fund derives income and capital appreciation by providing debt to growth-oriented companies across various industries, the Fund and the CODM evaluate and monitor performance of the business on a consolidated basis. Further, each investment is evaluated and managed using similar processes and shared operations support functions such as deal origination, underwriting, loan servicing in addition to the administrative functions of human resources, legal, finance and information technology. The accounting policies of the segment align with those outlined in “Note 2 – Summary of Significant Accounting Policies” included in the notes of the consolidated financial statements.

The CODM uses consolidated net investment income and net increase/(decrease) in net assets resulting from operations when allocating resources and assessing the Fund’s performance. Net investment income is comprised of consolidated total investment income (“segment revenues”) and consolidated total net operating expenses (“significant segment expenses”). The net increase/(decrease) in net assets is comprised of consolidated net investment income and consolidated net realized gain/(loss) from investments and consolidated net change in unrealized appreciation/(depreciation) from investments. These performance metrics are considered the key segment measure of profit or loss received by the CODM. As the Fund’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as Total Assets, investments held on the Consolidated Statements of Investments, and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 13. Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Fund is currently assessing the impact of this guidance.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) related to expense disclosures. The amendments in ASU 2024-03 require public entities to provide disaggregated disclosure of expenses included within relevant income statement expense captions, as well as additional disclosures about selling expenses. This update will become effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Fund is currently evaluating the impact of adopting this guidance with respect to the consolidated financial statements.

Note 14. Subsequent Events
The Fund’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Except as noted below, there have been no subsequent events that occurred during such period that would require recognition or disclosure.

Pursuant to the Private Offering, on November 1, 2025, the Fund issued additional shares resulting in total net proceeds to the Fund of approximately $23,000.

On December 3, 2025, the Fund paid a monthly distribution of $0.084 per share to common shareholders of record as of November 28, 2025. Additionally, on December 8, 2025, the Fund declared four additional monthly distributions of $0.084 per share, payable on each of December 31, 2025, January 30, 2026, February 27, 2026 and March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Except where the context suggests otherwise, the terms “we,” “us,” “our,” and “the Fund” refer to Eagle Point Trinity Senior Secured Lending Company, a Delaware statutory trust, and its consolidated subsidiaries and predecessor entities. The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors discussed under Item 1A. “Risk Factors” of Part II of this quarterly report and Item 1A. "Risk Factors" of Part I of our Registration Statement on Form 10, filed with the SEC on August 28, 2025, including but not limited to the following:
•our future operating results;
•our business prospects and the prospects of the companies in which we may invest;
•risks related to investments in growth-oriented companies, other venture capital-backed companies and generally U.S. companies;
•changes in our investment objectives and strategy;
•the use of leverage;
•changes in political, economic, social and/or industry conditions;
•uncertainty surrounding domestic and/or global financial and/or political stability;
•changes in interest rates, inflation rates, trade policies and/or the general economy;
•changes in laws, regulations, policies, tax rates and similar matters;
•risks related to the uncertainty of the value of our portfolio investments;
•the impact of market volatility and disruptions;
•our ability to deploy capital and make and/or exit investments;
•our ability to raise and access capital;
•our ability to make distributions and/or repurchase offers;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•our ability to maintain our status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and qualify annually for tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC. Any forward-looking statements in this Quarterly Report on Form 10-Q should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others. All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this quarterly report. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Because we are an investment company, the forward-looking statements and projections contained in this quarterly report are excluded from the safe harbor protections provided by Section 27A(b)(2)(B) of the Securities Act, and Section 21E of the Exchange Act (the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995).
Overview
We are a “perpetual-life”, externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We were initially formed as a Delaware limited liability company on May 3, 2024, commenced operations as a private fund exempt from the definition of “investment company” under Section 3(c)(7) of the 1940 Act on June 28, 2024, and converted into a Delaware statutory trust on August 28, 2025 in connection with our election to be regulated as a BDC.
Our investment objective is to generate current income and, to a lesser extent, capital appreciation.
We seek to achieve our investment objective by making investments consisting primarily of senior secured term loans, equipment financings and to a lesser extent, asset-based lending, working capital loans, equity and equity-related investments. We make senior secured loans typically to institutionally-backed growth-oriented companies for growth capital. Our equipment financings involve loans for general or specific use, including acquiring equipment, that are secured by the equipment or other assets of the portfolio company and provide the borrower with growth capital. In addition, we may obtain warrants or contingent exit fees at funding from many of our portfolio companies, providing an additional potential source of investment return. The warrants entitle us to purchase preferred or common equity of a portfolio company, and we typically target the amount of such warrants to scale in proportion to the amount of the debt or equipment financing. Contingent exit fees are cash fees payable upon the consummation of certain trigger events, such as a successful change of control or initial public offering of the portfolio company. In addition, we may obtain rights to purchase additional shares of our portfolio companies in subsequent equity financing round.
We target investments in growth-oriented companies with institutional investor support, experienced management teams, promising products and offerings, and large expanding markets. We define “growth-oriented companies” as companies that have significant ownership and active participation by sponsors and expected annual revenues of up to $100 million. These companies typically are private companies that have begun to have success selling their products to the market and need additional capital to expand their operations and sales. Despite often achieving growing revenues, these types of companies typically have limited financing options to fund their growth. Equity, being dilutive in nature, is generally the most expensive form of capital available, while traditional bank financing is rarely available, given the lifecycle stage of these companies. Financing from us bridges this financing gap, providing companies with growth capital, which may result in improved profitability, less dilution for all equity investors, and increased enterprise value.
Under normal market conditions, we expect to invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in senior secured lending instruments (measured at the time of investment). Senior Secured Lending instruments refers to fixed or floating rate debt instruments which (1) are legally entitled to a priority right of repayment in full prior to the repayment of subordinated indebtedness and/or equity interests and (2) hold a security interest against some or all assets which have been pledged in favor of the persons which have furnished such Senior Secured Lending instruments (or direct or indirect assignees, participants, syndicates or other successors thereto). Our investments in equity or equity-related instruments (or instruments convertible into equity or equity-related instruments) that were “attached” to or otherwise acquired by us in conjunction with an investment in Senior Secured Lending instruments shall count towards the numerator in determining our compliance with this

80% investment policy. In addition, any investments consistent with the foregoing that are held through a subsidiary, special purpose vehicle, joint venture, or other similar structuring vehicle shall count towards the numerator.
Critical Accounting Estimates and Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. Our critical accounting estimates, including those relating to valuation of investments and income recognition, are described below. Please refer to “Note 2 – Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.
Valuation of Investments
The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. There is no single method for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, the Board of Trustees has designated the Adviser to serve as the “valuation designee” to perform fair value determinations in respect of our portfolio investments that do not have readily available market quotations.
We account for our investments in accordance with U.S. GAAP, and fair value our investment portfolio in accordance with the provisions of the FASB ASC Topic 820, Fair Value Measurements and Disclosures of the Financial Accounting Standards Board’s Accounting Standards Codification, as amended, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Fair value is the estimated amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price).
In determining the value of publicly-traded securities (if any), such securities are generally valued utilizing the official closing price from the applicable exchange at the measurement date. Public non-traded securities are typically valued based on recent market transactions involving the same security on or around the measurement date. If observable transactions are limited (or if there are none), the Adviser will consider utilizing broker quotations or an independent valuation agent. Privately placed investments are fair valued in accordance with the Adviser’s valuation policies and procedures. The Adviser may either engage independent valuation firms on a discretionary basis or receive (on a non-reliance basis) the Sub-Adviser valuations and the reports of independent valuation firms engaged by the Sub-Adviser and its affiliates. In addition to the techniques described above, the Adviser may from time to time use other valuation techniques and methodologies when determining fair value measurements. A third-party firm’s advice is only one factor considered in the valuation of an investment, and the Adviser does not rely on such advice in determining the fair value of our investments in accordance with the 1940 Act.

Our investment portfolio is valued no less frequently than monthly. Fair valuations are ultimately determined by the Adviser in accordance with the Adviser’s valuation policies and procedures. Our Board of Trustees oversees the valuation designee and the process that it uses to determine the fair value of our assets. In this regard, the Board of Trustees receives periodic and, as applicable, prompt reporting regarding certain material valuation matters, as required by Rule 2a-5 under the 1940 Act. We have the sole right to change the frequency of determination of the net asset value (“NAV”) at the Board of Trustees’ discretion.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material. Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The carrying amounts of our financial instruments, consisting of cash, investments, receivables, payables and other liabilities approximate the fair values of such items due to the short-term nature of these instruments.

Income Recognition
We recognize interest income on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities, and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. Interest income from payment-in-kind (“PIK”) represents contractually deferred interest added to the loan balance recorded on an accrual basis to the extent such amounts are expected to be collected.
In addition, we may also be entitled to an end-of-term (“EOT”) payment. EOT payments to be paid at the termination of the debt agreement are accreted into interest income over the contractual life of the debt based on the effective yield method. When a portfolio company pre-pays their indebtedness prior to the scheduled maturity date, the acceleration of the unaccreted OID and EOT is recognized as interest income.
Income related to application or origination payments, including facility commitment fees, net of related expenses and generally collected in advance, are accreted into interest income over the contractual life of the loan. We recognize nonrecurring fees and additional OID and EOT received in consideration for contract modifications commencing in the quarter relating to the specific modification.
We record dividend income on an accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution.

We recognize one-time fee income, including, but not limited to, structuring fees, prepayment penalties, and exit fees related to a change in ownership of the portfolio company, as other income when earned. These fees are generally earned when the portfolio company enters into an equipment financing arrangement or pays off their outstanding indebtedness prior to the scheduled maturity.
Portfolio Composition and Investment Activity
Portfolio Composition
As of September 30, 2025 our investment portfolio had an aggregate fair value of approximately $118.4 million and was comprised of approximately $80.5 million in secured loans, $34.7 million in equipment financings, and $3.1 million in equity and warrants, across 66 portfolio companies. As of December 31, 2024, our investment portfolio had an aggregate fair value of approximately $66.8 million and was comprised of approximately $37.9 million in secured loans, $28.0 million in equipment financings, and $1.0 million in equity and warrants, across 42 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Type	Cost	Fair Value	Cost	Fair Value
Secured Loans	68.2%	68.0%	56.5%	56.7%
Equipment Financings	29.5%	29.3%	41.9%	41.8%
Warrants	2.0%	2.3%	1.4%	1.4%
Equity	0.3%	0.4%	0.2%	0.1%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of September 30, 2025 and December 31, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	September 30, 2025		December 31, 2024
Geographic Region	Cost	Fair Value	Cost	Fair Value
United States
West	34.4%	34.4%	34.5%	34.5%
Northeast	32.0%	31.9%	38.8%	38.7%
South	10.5%	10.6%	5.3%	5.4%
Mountain	7.4%	7.4%	6.6%	6.7%
Midwest	5.1%	5.1%	5.3%	5.2%
Southeast	4.0%	4.0%	6.8%	6.8%
International:
Canada	3.4%	3.4%	—%	—%
Western Europe	3.2%	3.2%	2.7%	2.7%
Total	100.0%	100.0%	100.0%	100.0%
Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Industry	Cost	Fair Value	Cost	Fair Value
Space Technology	15.0%	15.4%	14.4%	14.4%
Finance and Insurance	13.3%	13.1%	13.2%	13.3%
Artificial Intelligence & Automation	12.1%	12.1%	10.9%	11.0%
SaaS	11.3%	11.3%	12.9%	12.9%
Medical Devices	10.9%	10.9%	11.4%	11.4%
Green Technology	8.1%	8.0%	17.9%	17.7%
Healthcare Technology	6.9%	6.9%	2.4%	2.3%
Marketing, Media, and Entertainment	6.0%	5.9%	3.5%	3.4%
Other Healthcare Services	5.1%	5.1%	8.4%	8.5%
Connectivity	4.2%	4.2%	1.8%	1.8%
Consumer Products & Services	2.9%	3.0%	1.5%	1.6%
Biotechnology	1.7%	1.7%	—%	—%
Diagnostics & Tools	1.5%	1.5%	—%	—%
Food and Agriculture Technologies	0.7%	0.6%	1.7%	1.7%
Transportation Technology	0.3%	0.3%	—%	—%
Total	100.0%	100.0%	100.0%	100.0%
As of both September 30, 2025 and December 31, 2024, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.4 years and 3.7 years, respectively. Additional information regarding our portfolio is set forth in the Consolidated Schedule of Investments and the related notes thereto included with this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk
Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.
As of September 30, 2025 and December 31, 2024, the Fund’s ten largest portfolio companies represented approximately 32.3% and 36.0%, respectively, of the total fair value of the Fund’s investments in portfolio companies. As of both September 30, 2025 and December 31, 2024, the Fund had twelve and five portfolio companies that represented 5% or more of the Fund’s net assets, respectively.
Investment Activity
During the nine months ended September 30, 2025, we invested approximately $51.3 million in 27 new portfolio companies and approximately $11.0 million in 15 existing portfolio companies, excluding deferred fees. During the nine months ended September 30, 2025, we received an aggregate of $13.4 million in proceeds from repayments and sales of our investments, including proceeds of approximately $5.6 million from early repayments on our debt investments, $7.8 million from scheduled/amortizing debt payments, and $0.0 million from warrant and equity exits.
During the period ended December 31, 2024, we invested approximately $48.0 million in 43 new portfolio companies and approximately $26.0 million in 22 existing portfolio companies, excluding deferred fees. During the year ended December 31, 2024, we received an aggregate of $8.8 million in proceeds from repayments and sales of our investments, including proceeds of approximately $6.6 million from early repayments on our debt investments, $0.0 million from warrant and equity exits, and $2.2 million from scheduled/amortizing debt payments.
The following table provides a summary of the changes in the investment portfolio for the nine months ended September 30, 2025 and the period ended December 31, 2024 (in thousands):

	Nine Months Ended September 30, 2025	For the period from June 28, 2024 (commencement of operations) to December 31, 2024
Beginning Portfolio, at fair value	$66,886	$—
Purchases, net of deferred fees	62,277	74,626
Proceeds received from sales and paydowns	(13,438)	(8,895)
Accretion of OID, EOT, and PIK payments	1,148	424
Net realized gain/(loss)	927	318
Net change in unrealized appreciation/(depreciation)	550	413
Ending Portfolio, at fair value	$118,350	$66,886
The level of our investment activity can vary substantially from period to period depending on many factors, including the amount of debt, including loans and equipment financings, and equity capital required by growth-oriented companies, the general economic environment and market conditions and the competitive environment for the types of investments we make.
Portfolio Asset Quality
The Sub-Adviser's portfolio management team uses an ongoing investment risk rating system to characterize and monitor our outstanding loans and equipment financings. The portfolio management team monitors and, when appropriate, recommends changes to the investment risk ratings. The Sub-Adviser reviews the recommendations and/or changes to the investment risk ratings, which are submitted to and reviewed by the Adviser and ultimately presented to the audit committee of our Board of Trustees.

For our investment risk rating system, we review seven different criteria and, based on our review of such criteria, we assign a risk rating on a scale of 1 to 5, as set forth in the following illustration.
INVESTMENT RISK RATING

We review 7 different criteria on a scale of 1-5 against specific benchmark.

Risk Rating Score	Designation
4.0 - 5.0	Very Strong Performance
3.0 - 3.9	Strong Performance
2.0 - 2.9	Performing
1.6 - 1.9	Watch
1.0 - 1.5	Default/Workout
The following table shows the distribution of our secured loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of September 30, 2025 and December 31, 2024 (dollars in thousands):

		September 30, 2025		December 31, 2024
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$2,577	2.2%	$1,299	2%
3.0 - 3.9	Strong Performance	40,646	35.3%	33,158	50%
2.0 - 2.9	Performing	71,713	62.2%	31,377	48%
1.6 - 1.9	Watch	309	0.3%	—	—%
1.0 - 1.5	Default/Workout	—	—%	—	—%
Total Debt Investments		$115,245	100.0%	$65,834	100.0%
As of September 30, 2025 and December 31, 2024, our debt investments had a weighted average risk rating score of 3.0 and 3.1, respectively.
Debt Investments on Non-Accrual Status
When a debt security becomes 90 days or more past due, or if our management otherwise does not expect that principal, interest, and other obligations due will be collected in full, we will generally place the debt security on non-accrual status and cease recognizing interest income on that debt security until all principal and interest due has been paid or we believe the borrower has demonstrated the ability to repay its current and future contractual obligations. Any uncollected interest is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.
As of September 30, 2025 and December 31, 2024 no loans or equipment financings loans were on non-accrual status.

Results of Operations
The following discussion and analysis of our results of operations encompasses our consolidated results for the three and nine months ended September 30, 2025 and the period from June 28, 2024 (commencement of operations) to September 30, 2024.
Investment Income
The following table sets forth the components of investment income (in thousands):

	Three Months Ended	Nine Months Ended	Period from June 28, 2024 (commencement of operations) to
	September 30, 2025	September 30, 2025	September 30, 2024
Stated interest income	$3,031	$7,560	$832
Amortization of OID and EOT	512	1,204	112
Prepayment penalty and related fees	—	—	—
Other fee income	15	28	25
Total investment income	$3,558	$8,792	$969
For the three and nine months ended September 30, 2025, total investment income was approximately $3.6 million and $8.8 million, respectively, which represents an approximate effective yield of 16.2% and 13.4%, respectively, on the average investments during the year.
For the period from June 28, 2024 (commencement of operations) to September 30, 2024, total investment income was approximately $1.0 million, which represents an approximate effective yield of 17.4% on the average investments during the year.
Net Operating Expenses
Our operating expenses are comprised of interest and fees on our borrowings, management fees and incentive fees, professional fees, general and administrative expenses. Our operating expenses totaled approximately $2.6 million and $5.6 million, respectively, for the three and nine months ended September 30, 2025.
For the period from June 28, 2024 (commencement of operations) to September 30, 2024, our operating expenses totaled approximately $0.5 million.
Interest Expense and Other Debt Financing Costs
Our interest expense and other debt financing costs are primarily comprised of interest and fees related to secured borrowings under the KeyBank Credit Agreement and 2028 Series A Notes. Interest expense and other debt financing costs on our borrowings totaled approximately $0.9 million and $1.8 million, respectively, for the three and nine months ended September 30, 2025. Our weighted average effective interest rate, comprised of interest and amortization of fees and discount, was approximately 9.7% and 10.7%, respectively, for the three and nine months ended September 30, 2025.

For the period from June 28, 2024 (commencement of operations) to September 30, 2024, the Fund did not incur interest expense and other debt financing costs.

Management Fees and Incentive Fees
Base management fees for the three and nine months ended September 30, 2025 totaled approximately $0.4 million and $1.1 million, respectively. Incentive fees for the three and nine months ended September 30, 2025 totaled approximately $0.5 million and $1.1 million, respectively.
Base management fees for the period June 28, 2024 (commencement of operations) to September 30, 2024, totaled approximately $0.1 million. Incentive fees for the period June 28, 2024 (commencement of operations) to September 30, 2024 totaled approximately $0.1 million.
Professional Fees Expenses
Professional fees expenses, consisting of legal fees, accounting fees and third-party valuation fees, totaled approximately $0.2 million and $0.4 million, respectively, for the three and nine months ended September 30, 2025.
Professional fees expenses, consisting of legal fees, accounting fees and third-party valuation fees, totaled approximately $0.1 million, for the period June 28, 2024 (commencement of operations) to September 30, 2024. The increase in professional fees was driven by legal, administrative, audit and tax expenses.
Administrative Services Expenses and General and Administrative Expenses
Administrative services expenses primarily consists of administrative fees and general and administrative expenses include insurance premiums, rent, state taxes and various other expenses related to our ongoing operations. Our administrative services expenses and general and administrative expenses totaled approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2025, respectively.These amounts are presented within professional fees on the Consolidated Statements of Operations.
Our administrative services expenses and general and administrative expenses totaled $0.0 million for the period June 28, 2024 (commencement of operations) to September 30, 2024. These amounts are presented within professional fees on the Consolidated Statements of Operations.
Net Investment Income
For the three months ended September 30, 2025, we recognized approximately $3.6 million in total investment income as compared to approximately $2.6 million in total expenses, resulting in net investment income of approximately $0.9 million. For the nine months ended September 30, 2025, we recognized approximately $8.8 million in total investment income as compared to approximately $5.6 million in total expenses, resulting in net investment income of approximately $3.2 million.
For the period from June 28, 2024 (commencement of operations) to September 30, 2024, we recognized approximately $1.0 million in total investment income as compared to approximately $0.5 million in total expenses, resulting in net investment income of approximately $0.5 million.
Net Realized Gains and Losses
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period.

The net realized gains (losses) from the sales, repayments, or exits of investments for the three and nine months ended September 30, 2025 were comprised of the following (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Net realized gain/(loss) on investments:
Gross realized gains	$636	$927
Gross realized losses	—	—
Total net realized gains/(losses) on investments	$636	$927
Net Change in Unrealized Appreciation / (Depreciation) from Investments
Net change in unrealized appreciation/(depreciation) from investments primarily reflects the net change in the fair value of the investment portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses.
Net unrealized appreciation and depreciation on investments for the three and nine months ended September 30, 2025 is comprised of the following (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Gross unrealized appreciation	$797	$1,327
Gross unrealized depreciation	(528)	(734)
Net unrealized appreciation/(depreciation) reclassified related to net realized gains or losses	(37)	(43)
Total net unrealized gains/(losses) on investments	$232	$550
During the three months ended September 30, 2025, our net unrealized appreciation totaled approximately $0.2 million, which included net unrealized appreciation of $0.2 million from our debt investments and $0.0 million from our warrant and equity investments.
During the nine months ended September 30, 2025, our net unrealized appreciation totaled approximately $0.5 million, which included net unrealized appreciation of $0.3 million from our warrant investments, net unrealized appreciation of $0.1 million from our debt investments and net unrealized appreciation of $0.1 million from our equity investments.

Net unrealized appreciation and depreciation on investments for the period from June 28, 2024 (commencement of operations) to September 30, 2024 is comprised of the following (in thousands):

For the Period of June 28, 2024 (commencement of operations) to September 30, 2024
Gross unrealized appreciation	$203
Gross unrealized depreciation	(156)
Net unrealized appreciation/(depreciation) reclassified related to net realized gains or losses	—
Total net unrealized gains/(losses) on investments	$47
For the period from June 28, 2024 (commencement of operations) to September 30, 2024, our net unrealized appreciation totaled approximately $0.0 million from our debt, warrant and equity investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
Net increase in net assets resulting from operations during the three and nine months ended September 30, 2025, totaled approximately $1.8 million and $4.7 million, respectively.
Net increase in net assets resulting from operations during the period from June 28, 2024 (commencement of operations) to September 30, 2024 totaled approximately $0.5 million.
Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share
For the three months ended September 30, 2025, basic and diluted net increase in net assets per common share was $0.12. For the nine months ended September 30, 2025, basic and diluted net increase in net assets per common share was $0.12. Both periods reflect the Fund's operation as a BDC for the period August 28, 2025 through September 30, 2025.
Financial Condition, Liquidity and Capital Resources
Our liquidity and capital resources are generated primarily from the net proceeds of offerings of our securities and borrowings under the KeyBank Credit Agreement, as well as cash flows from our operations, including investment sales and repayments and income earned on investments and cash equivalents. Our primary use of our funds includes investments in portfolio companies, payments of interest on our outstanding debt, and payments of fees and other operating expenses we incur. We also expect to use our funds to pay distributions to our shareholders. We have used, and expect to continue to use, our borrowings, including under the KeyBank Credit Agreement or any future credit facility, as well as proceeds from the turnover of our portfolio, to finance our investment objectives and activities.
From time to time, we may enter into additional credit facilities, increase the size of our existing KeyBank Credit Agreement, or issue additional securities in private or public offerings. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors.
During the nine months ended September 30, 2025, we experienced a net decrease in cash and cash equivalents in the amount of $1.7 million, which is the net result of $43.7 million of cash provided by financing activities, offset by $45.4 million of cash used in operating activities.

During the period ended December 31, 2024, we experienced a net increase in cash and cash equivalents in the amount of $2.2 million, which is the net result of $66.8 million of cash provided by financing activities, offset by $64.6 million of cash used in operating activities.
As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $0.5 million and $2.2 million, respectively. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Fund’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.
As of September 30, 2025 and December 31, 2024 we had approximately $28.3 million and $47.6 million, respectively, of available borrowings under the KeyBank Credit Agreement, subject to its terms and regulatory requirements. Cash and cash equivalents, taken together with available borrowings under the KeyBank Credit Agreement, as of September 30, 2025, are expected to be sufficient for our investing activities and to conduct our operations in the near term and long term.
Refer to “Note 5 – Investment Risk” in the notes to our consolidated financial statements included in this Registration Statement for additional information, including a discussion of our borrowings.
Commitments
Our commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to our portfolio companies. A portion of these unfunded contractual commitments as of September 30, 2025 and December 31, 2024 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, our credit agreements with our portfolio companies generally contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Fund. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, our disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. We will fund future unfunded commitments from the same sources we use to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the KeyBank Credit Agreement).
In the normal course of business, we enter into contracts that provide a variety of representations and warranties, and general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to us under these arrangements is unknown as it would involve future claims that may be made against us; however, based on our experience, the risk of loss is remote and no such claims are expected to occur. As such, we have not accrued any liability in connection with such indemnifications.

Contractual Obligations
A summary of our contractual payment obligations as of September 30, 2025, is as follows (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
KeyBank Credit Facility	$—	$—	$31,700	$—	$31,700
2028 Series A Notes	$—	$25,000	$—	$—	$25,000
Total Contractual Obligations	$—	$25,000	$31,700	$—	$56,700

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk and interest rate risk. Uncertainty with respect to the economic effects of the overall market conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below.
Valuation Risk
Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5), and those investments which do not have readily available market quotations are valued at fair value as determined in good faith by the Adviser, as our valuation designee, in accordance with its valuation policies and procedures. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.
In accordance with Rule 2a-5, our Adviser, as our valuation designee, periodically assesses and manages material risks associated with the determination of the fair value of our investments.
Interest Rate Risk
Interest rate sensitivity and risk refer to the change in earnings that may result from changes in the level of interest rates. To the extent that we borrow money to make investments, including under the KeyBank Credit Facility or any future financing arrangement, our net investment income will be affected by the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of borrowing funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates, including as a result of inflation, will not have a material adverse effect on our net investment income. Inflation is likely to continue in the near to medium-term, particularly in the United States and Europe, with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.
As of September 30, 2025 approximately 70.6% of our debt investments based on outstanding principal balance represented floating-rate investments based on U.S. Prime Rate (“Prime”) or Secured Overnight Financing Rate (“SOFR”), and approximately 29.4% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the KeyBank Credit Agreement bear interest at a rate equal to SOFR plus an applicable spread.
Based on our Consolidated Statements of Operations as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime Rate on our debt investments (considering interest rate floors for floating-rate instruments) and the hypothetical base rate changes in the SOFR on our KeyBank Credit Agreement, assuming that there are no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$2,430	$951	$1,479
Up 200 basis points	$1,620	$634	$986
Up 100 basis points	$700	$317	$383
Down 100 basis points	$(166)	$(317)	$151
Down 200 basis points	$(233)	$(634)	$401
Down 300 basis points	$(349)	$(951)	$602
Currency Risk
Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of September 30, 2025, we had three foreign domiciled portfolio companies. Our exposure to currency risk related to these debt investments is minimal as payments from such portfolio companies are primarily received in U.S. dollars. No other investments as of September 30, 2025 were subject to currency risk.
Hedging
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. We may also borrow funds in local currency as a way to hedge our non-U.S. denominated investments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.
Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” in our Registration Statement on Form 10, filed with the SEC on August 28, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
    At the Fund’s inception, prior to the Conversion, the Fund’s two initial members, EPCM Holdings LLC (an affiliate of the Adviser) and Trinity Capital Inc. (an affiliate of the Sub-Adviser), made capital commitments to the Fund of $50 million and $10 million, respectively, in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of and Regulation D under the Securities Act. These capital commitments have been called by the Fund and funded over time to make certain investments and pay certain expenses, and the related interests in the Fund were converted to 6,013,221 shares of the Fund in connection with the Conversion. On September 19, 2025, EPCM Holdings LLC transferred 100% of its interests in the Fund to its affiliate, EPH Investments LLC, which is also an affiliate of the Adviser.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Certificate of Conversion (incorporated by reference to Exhibit 3.1 to the Fund’s Registration Statement on Form 10 filed August 28, 2025).
3.2	Certificate of Trust (incorporated by reference to Exhibit 3.2 to the Fund’s Registration Statement on Form 10 filed August 28, 2025).
3.3	Declaration of Trust (incorporated by reference to Exhibit 3.3 to the Fund’s Registration Statement on Form 10 filed August 28, 2025).
3.4	Bylaws (incorporated by reference to Exhibit 3.4 to the Fund’s Registration Statement on Form 10 filed August 28, 2025).
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Fund’s Registration Statement on Form 10 filed October 27, 2025.

31.1*
Certification of Co-Principal Executive Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Co-Principal Executive Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101
________
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY

Dated:December 10, 2025	By:	/s/ Thomas Majewski
Thomas Majewski
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Dated:December 10, 2025	By:	/s/ Kyle Brown
Kyle Brown
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Dated: December 10, 2025	By:	/s/ Kenneth P. Onorio
Kenneth P. Onorio
Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)