Form 10-K
period 2025-12-31
Eagle Point Trinity Senior Secured Lending Co
filed 2026-03-31
CIK 2027033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01890

Eagle Point Trinity Senior Secured Lending Company
(Exact name of registrant as specified in its charter)

Delaware	99-2899518
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 Steamboat Road, Suite 202 Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)
(203) 340 8500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common shares of beneficial interest, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of common shares held by non-affiliates as of December 31, 2025 has not been provided because there is no established market for the registrant's shares of beneficial interest.
The issuer had 6,040,715 common shares of beneficial interest, $0.001 par value per share, outstanding as of March 2, 2026.

PCAOB Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Los Angeles, CA

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors discussed under Item 1A. “Risk Factors” of Part I of this Annual Report on Form 10-K, including, but not limited to, the following:
•our future operating results;
•our business prospects and the prospects of the companies in which we may invest;
•risks related to investments in growth-oriented companies, other venture capital-backed companies and generally U.S. companies;
•changes in our investment objectives and strategies;
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
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•our ability to maintain our status as a BDC under the 1940 Act and qualify annually for tax treatment as a regulated investment company (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”).
Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the SEC. Any forward-looking statements in this Annual Report on Form 10-K should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others. All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this annual report. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. Because we are an investment company, the forward-looking statements and projections contained in this annual report are excluded from the safe harbor protections provided by Section 27A(b)(2)(B) of the Securities Act, and Section 21E of the Exchange Act (the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995).

PART I
Except where the context suggests otherwise, the terms “we,” “us,” “our,” and “the Fund,” refer to Eagle Point Trinity Senior Secured Lending Company and its consolidated subsidiaries.
Item 1. Business
General
We are a recently formed Delaware statutory trust that is a “perpetual-life” (as described below), externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the 1940 Act. We intend to elect to be treated, and to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Code. As a BDC and a RIC, we must comply with certain regulatory requirements. See “Item 1. Business—Regulation as a Business Development Company” and “Item 1. Business—Certain U.S. Federal Income Tax Considerations.” We provide debt, including senior secured loans, equipment financings and asset-based lending, to growth-oriented companies, including institutional investor-backed companies.
We were initially formed on May 3, 2024 as a Delaware limited liability company named EPT 16 LLC and operated as a private fund in reliance on an exemption from the definition of “investment company” under Section 3(c)(7) of the 1940 Act. On August 28, 2025, we converted into a Delaware statutory trust named Eagle Point Trinity Senior Secured Lending Company in connection with our election to be regulated as a BDC.
Our investment activities are managed by the Eagle Point Credit Management LLC (the "Adviser") and Trinity Capital Adviser LLC (the "Sub-Adviser") and supervised by our Board of Trustees (the “Board” or “Board of Trustees”), a majority of whom are independent as required by the 1940 Act.
Seed Investment and Portfolio
On June 28, 2024, EPCM Holdings LLC, an affiliate of the Adviser, and Trinity Capital Inc. (“Trinity”) made capital commitments of $50 million and $10 million, respectively, as seed capital to establish our investment portfolio. These capital commitments have been called over time to purchase a portfolio of investments from Trinity, fund investment commitments, make new investments and pay certain expenses. On September 19, 2025, EPCM Holdings LLC transferred 100% of its interests in us to an affiliate, EPH Investments LLC.
As of December 31, 2025, our investment portfolio had an aggregate fair value of approximately $123.1 million and was comprised of approximately $90.1 million in secured loans, $29.3 million in equipment financings, and $3.7 million in equity and warrants, across 66 portfolio companies.
Through our wholly owned subsidiary, EPT SPV 16 SUB (US) LLC (“EPT SPV”), we are a party to a credit agreement (as amended, the “KeyBank Credit Agreement”) with Trinity Capital Adviser LLC, as servicer, lenders from time to time party thereto, KeyBank, National Association (“KeyBank”), as the administrative agent and the syndication agent and Computershare Trust Company, N.A., as collateral custodian. The KeyBank Credit Agreement matures on November 12, 2029, unless extended. The aggregate commitment under the KeyBank Credit Agreement is $60 million and allows us, through EPT SPV, to borrow up to $200 million. Borrowings under the KeyBank Credit Agreement bear interest at a rate equal to the Secured Overnight Financing Rate ("SOFR") plus an applicable spread. As of December 31, 2025, approximately $36.7 million was outstanding under the KeyBank Credit Agreement.
On August 1, 2025, we entered into a note purchase agreement (the “2028 Note Purchase Agreement”), governing the issuance of $25.0 million aggregate principal amount of 7.25% Series A Notes due 2028 (the “2028 Series A Notes”) in a transaction exempt from registration under the Securities Act. The 2028 Series A Notes bear interest at the rate of 7.25% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2026, and will mature on August 1, 2028. At our option, the 2028 Series A Notes may be redeemed in whole or in part, at any time or from time to time, prior to their maturity at the then-applicable redemption price (including a customary “make whole” on any amounts redeemed prior to August 1, 2027), plus any accrued and unpaid interest thereon to, but excluding, the redemption date. The 2028 Series A Notes are our general unsecured obligations that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the 2028 Series A Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by us, rank effectively junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities. The 2028 Note Purchase Agreement contains certain covenants, including those requiring us to maintain a minimum asset coverage ratio (as calculated under the 1940 Act) of 1.5:1. and to provide financial information to the holders of the Notes if we are no longer subject to reporting requirements under the Exchange Act. In addition, on the occurrence of a “Change in Control,” as defined in the 2028 Note Purchase Agreement, we will generally be required to make an offer to prepay the outstanding 2028 Series A Notes at a price equal to 100% of the principal amount of the 2028 Notes being prepaid, plus any accrued and unpaid interest thereon to, but excluding, the repurchase date.
We obtained the approval of our initial shareholders and Board to permit us to comply with the 150% asset coverage test set forth in the 1940 Act and with respect to the issuance of “senior securities” (as such term is defined in Section 18(g) of the 1940 Act), which generally consist of borrowings under credit facilities or debt securities or preferred shares issued by us (if any). This means that, at the time a “senior security” is issued, the ratio of the value of our total assets, less all liabilities and indebtedness not represented by “senior securities” as compared to the aggregate amount of our “senior securities” equals at least 150% immediately after such issuance (i.e., we can incur $2 of debt for each $1 of equity). The actual amount of leverage we employ will depend on market conditions and other factors at the time of any proposed borrowing.
Investment Objectives and Strategies
Our investment objective is to generate current income and, to a lesser extent, capital appreciation.
We seek to achieve our investment objective by making investments consisting primarily of senior secured term loans, equipment financings and to a lesser extent, asset-based lending, working capital loans, equity and equity-related investments. We make senior secured loans typically to institutionally-backed growth-oriented companies for growth capital. Our equipment financings involve loans for general or specific use, including acquiring equipment, that are secured by the equipment or other assets of the portfolio company and provide the borrower with growth capital. In addition, we may obtain warrants or contingent exit fees at funding from many of our portfolio companies, providing an additional potential source of investment return. The warrants entitle us to purchase preferred or common equity of a portfolio company, and we typically target the amount of such warrants to scale in proportion to the amount of the debt or equipment financing. Contingent exit fees are cash fees payable upon the consummation of certain trigger events, such as a successful change of control or initial public offering of the portfolio company. In addition, we may obtain rights to purchase additional shares of our portfolio companies in subsequent equity financing rounds.
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

In order to have sufficient liquidity for the quarterly tender offers for the Shares, for cash management and for other purposes, we expect to invest a portion of our assets in U.S. Government securities, registered money market funds, commercial paper, bankers’ acceptances and repurchase agreements.
Our loans generally have initial interest-only periods of up to 36 months, and our equipment financings generally begin amortizing immediately. Our loans and equipment financings generally have a total term of up to 60 months. These investments are typically secured by a blanket first position lien, a specific asset first position lien on mission-critical assets and/or a blanket second position lien. We may also make a limited number of direct equity and equity-related investments in conjunction with our debt investments. We target growth-oriented companies that have recently issued equity to raise cash to offset potential cash flow needs related to projected growth, have achieved positive cash flow to cover debt service, or have institutional investors committed to providing additional funding. A loan or equipment financing may be structured to tie the amortization of the loan or equipment financing to the portfolio company’s projected cash balances while cash is still available for operations. As such, the loan or equipment financing may have a reduced risk of default. We believe that the amortizing nature of our investments significantly reduces the risk of our investments over a relatively short period. We focus on protecting and recovering principal in each investment and structure our investments to provide downside protection.
Our loans and equipment financings generally range from $5 million to $50 million (collectively with Trinity), and we generally limit each loan or equipment financing to approximately five percent or less of our total assets. We believe investments of this scale are generally sufficient to support near-term growth needs of most growth-oriented companies.
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
The debt in which we invest typically is not rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3).

The following illustrates the lifecycle stage at which we seek to invest in our portfolio companies, although we may, at our discretion, invest in other lifecycle stages:
Market Opportunity
We believe that an attractive market opportunity exists for providing debt and equipment financings to growth-oriented companies for the following reasons:
•Growth-oriented companies have generally been underserved by traditional lending sources.
•Unfulfilled demand exists for loans and equipment financings to growth-oriented companies due to the complexity of evaluating risk in these investments.
•Debt investments with warrants are less dilutive than traditional equity financing and complement equity financing from institutional investors.
•Equity funding of growth-oriented companies, including venture capital backed companies, has increased steadily over the last 15 years, resulting in new lending and equipment financing opportunities.
•The annual venture debt market in the U.S. surpassed $25 billion for more than five consecutive years in 2025. We believe that the equipment financing market is even more fragmented, with the majority of equipment financing providers unable to fund investments for more than $10 million. We believe there are significant growth opportunities for us to expand our market share in the venture debt market and become a one-stop shop for loans and equipment financings for growth-oriented companies.
Growth-Oriented Companies are Underserved by Traditional Lenders. We believe many viable growth-oriented companies have been unable to obtain sufficient growth financing from traditional lenders, including financial services companies such as commercial banks and finance companies, because traditional lenders have continued to consolidate and have adopted a more risk-averse approach to lending. More importantly, we believe traditional lenders are typically unable to underwrite the risk associated with these companies effectively. The cash flow characteristics of many growth-oriented companies include significant research and development expenditures and high projected revenue growth, thus often making such companies difficult to evaluate from a credit perspective.

In addition, the balance sheets of many of these companies often include a disproportionately large amount of intellectual property assets, which can be difficult to value. Finally, the speed of innovation in technology and rapid shifts in consumer demand and market share add to the difficulty in evaluating these companies. Due to the difficulties described above, we believe traditional lenders generally refrain from lending and/or providing equipment financing to growth-oriented companies, instead preferring the risk-reward profile of traditional fixed asset-based lending. We believe traditional lenders generally do not have flexible product offerings that meet the needs of growth-oriented companies. The financing products offered by traditional lenders typically impose restrictive covenants and conditions on borrowers, including limiting cash outflows and requiring a significant depository relationship to facilitate rapid liquidation.
Unfulfilled Demand for Loans and Equipment Financings to Growth-Oriented Companies. Private capital in the form of loans and equipment financings from specialty finance companies continues to be an important source of funding for growth-oriented companies. We believe that the level of demand for loans and equipment financings is a function of the level of annual venture equity investment activity and can be as much as 20% to 30% of such investment activity. We believe this market is largely served by a handful of venture banks, with whom our products generally do not compete, and a relative few term lenders and lessors. We believe that demand for loans and equipment financings to growth-oriented companies is currently underserved, given the high level of activity in the venture capital equity market for the growth-oriented companies in which we invest. We believe certain venture lending companies have begun to focus on larger investment opportunities, potentially creating additional opportunities for us in the near term. Our Sub-Adviser’s senior management team has seen a significant increase in the number of potential investment opportunities over the last 15 years.
Debt Investments with Warrants Complement Equity Financing from Institutional Investors. We believe that growth-oriented companies and their financial sponsors will continue to view debt, including loans and equipment financings, as an attractive source of capital because it augments the capital provided by venture capital and private equity funds. We believe that our debt investments, including loans and equipment financings, will provide access to growth capital that otherwise may only be available through incremental equity investments by new or existing equity investors. As such, we intend to provide portfolio companies and their financial sponsors with an opportunity to diversify their capital sources. Generally, we believe many growth-oriented companies target a portion of their capital to be debt and equipment financing in an attempt to minimize ownership dilution to existing investors and company founders. In addition, because growth-oriented companies generally reach a more mature stage prior to reaching a liquidity event, we believe our investments could provide the capital needed to grow or recapitalize during the extended growth period sometimes required prior to liquidity events.
Potential Competitive Advantages
We believe that we are one of only a select group of specialty lenders managed by an investment adviser with deep expertise, institutional knowledge, and a strong track record in lending to growth-oriented companies. Further, we are one of an even smaller subset of specialty lenders that offers both loans and equipment financings. Our other potential competitive advantages include:
In-house engineering and operations expertise to evaluate growth-oriented companies’ business products and plans. The Sub-Adviser has a history of employing technology experts, including those with engineering and operations expertise, who have developed proven technology and hold patents in their names, as well as executives and other employees who have experience with the products and business plans of growth-oriented companies. We will benefit from the expertise, knowledge and experience of these individuals, which allows them to understand and evaluate the business plans, products and financing needs of growth-oriented companies, including their related risks.
Direct origination networks that benefit from relationships with institutional investors and entrepreneurs. The Sub-Adviser seeks to be the first contact for venture bankers who focus on growth-oriented companies and who have a portfolio company that would benefit from term debt or equipment financings. The Sub-Adviser has established relationships with the major technology banks over the last 15 years in every major market across the United States and has established standard intercreditor and subordination agreements, which we believe make working with technology banks seamless in most regions across the United States. These banks often will provide revolving credit facilities to growth-oriented companies and we seek to provide term debt and/or equipment financings to their portfolio companies.
We also focus on sourcing deals from the partners of growth-oriented institutional investors, including growth-oriented venture capital firms and private equity firms. We focus on building relationships with investors who have raised recent funds and have the ability to provide ongoing support to their portfolio companies.
The Sub-Adviser receives referrals directly to the executive officers of growth-oriented companies from these various stakeholders. Most of these stakeholders have board seats on the portfolio companies referred to the Sub-Adviser, are intimately involved in the business of such portfolio companies and are generally expected to serve as our advocates when term sheets are negotiated. We also receive introductions to companies for potential investment opportunities from executive officers with whom the Sub-Adviser has had business relationships at former portfolio companies.
A dedicated staff of professionals of the Sub-Adviser covering credit origination and underwriting, as well as portfolio management functions. The Sub-Adviser has a broad team of professionals focused on every aspect of the investment lifecycle. The Sub-Adviser has a credit origination and underwriting team that manages and oversees our investment process from identification of investment opportunity through negotiations of final term sheet and investment in a portfolio company. The investment management and oversight activities at the Sub-Adviser are separate from the origination and underwriting activities at the Sub-Adviser. The team members serving in the investment management and oversight functions have significant operating experience and are not associated with the origination function to avoid any biased views of performance. This structure helps the originators at the Sub-Adviser focus on identifying investment opportunities and building relationships with our portfolio companies. The Sub-Adviser or its affiliates receive arrangement, structuring or similar fees from portfolio companies in connection with their origination activities. The Sub-Adviser or its affiliates may receive arrangement, structuring or similar fees from portfolio companies or us in connection with their origination activities to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
A proprietary credit rating system and regimented process for evaluating and underwriting prospective portfolio companies. Historically, the Sub-Adviser’s management team has received significant prospective investment opportunities. In order to quickly review investment opportunities and evaluate risks, the Sub-Adviser developed a detailed and consistent credit rating system. This system allows the Sub-Adviser’s analysts to receive a full set of financial statements and projections and quickly fill out a rating sheet for each potential investment, which includes using a series of weighted calculations to provide an initial “pass” or “fail” rating on the potential investment, as well as identifying specific risks for further consideration.
Scalable proprietary software platforms, which support our underwriting processes and loan monitoring functions. The Sub-Adviser has an internally developed pipeline management tool which gives us a detailed look at our performance in real time. We believe historical metrics generally predict our quarterly funding needs based upon the number of prospective investment opportunities we have at varying stages of our origination process.
Advisory structure leverages the respective strength of two specialized credit managers. The Adviser has deep expertise in other specialized credit strategies, including collateralized loan obligations, other asset-backed securities, portfolio debt securities (or fund finance instruments), and a variety of other credit-oriented instruments. Given the firm’s background, the Adviser believes it is well positioned to oversee, monitor, and assist in developing our investment program.
In addition, the Adviser is responsible for sourcing, evaluating and negotiating our financing arrangements and other similar instruments (which may include the issuance of public debt securities in capital markets transactions) to seek to enhance our performance return through the optimal use of leverage. In this regard, the Adviser has a deep understanding of fund capital structures, including those arising under the 1940 Act, in connection with its role as lender under the firm’s proprietary fund finance strategy (which it refers to as the “Defensive Income Strategy”). The Adviser’s familiarity with our competitors, peers, and potential financing sources and arrangers, as well as its understanding of secured financing arrangements, capital markets opportunities and distribution activities of such issuers, is expected to be beneficial to our own operations.
Investment Philosophy, Strategy and Process
Overview
We lend money in the form of term loans and equipment financings and, to a lesser extent, working capital loans to growth-oriented companies. Investors in these financings may receive returns from three sources—the loan’s interest payments or equipment financing payments and the associated contractual fees; the final principal payment; and, contingent upon a successful change of control or initial public offering, proceeds from the equity positions or contingent exit fees obtained at loan or equipment financing origination.
We primarily seek to invest in loans and equipment financings to growth-oriented companies that have generally completed product development and are in need of capital to fund revenue growth. We believe a lack of profitability often limits these companies’ ability to access traditional bank financing and the Sub-Adviser’s in-house engineering and operations experience allows us to better understand this risk and earn what we believe to be higher overall returns and better risk-adjusted returns than those associated with traditional bank loans. Leveraging the experience of our investment professionals, we seek to target companies at their growth stage of development and seek to identify financing opportunities ignored by the traditional direct lending community.
We believe good candidates for loans and equipment financings appear in all business sectors. We are not limited to investing in any particular industry or geographic area and seek to invest in under-financed segments of the private credit markets. We believe in diversification and do not intend to specialize in any one sector. Our portfolio companies are selected from a wide range of industries, technologies and geographic regions. Since we focus on investing in portfolio companies alongside venture capital firms and technology banks, we anticipate that most of our opportunities will come from sectors that those sources finance.
Subject to the requirements under the 1940 Act, which require that we invest at least 70% of our total assets in qualifying assets, we may also engage in other lending activities by investing in assets that are not qualifying assets under the requirements of the 1940 Act, including asset-backed lending, which may constitute up to 30% of our total assets. In order to have sufficient liquidity for the quarterly tender offers for the Shares, for cash management and for other purposes, we expect to invest a portion of our assets in U.S. Government securities, registered money market funds, commercial paper, bankers’ acceptances and repurchase agreements.
Characteristics of Target Portfolio Companies
We seek to invest in a cross-section of growth-oriented companies. In addition to the criteria discussed in this Annual Report on Form 10-K, we may consider other factors such as portfolio company size, industry, historical revenue growth, management’s revenue growth projections, relevant operating margins, competition, management capabilities and geographic concentration. We will evaluate prospective portfolio companies quantitatively and qualitatively, and determine investments based on the key factors, including the following items:
•Recent, concurrent, or future funding by an institutional investor;
•Strong, experienced and flexible management team;
•Successful, market-proven product and/or service with some proprietary characteristics;
•Application of proven technologies that enable their customers to reduce costs, improve strategic positioning or fundamentally change the competitive nature of their industries;
•Detailed business plan with multi-year projections that cover the full term of our investment; and

•A defined exit strategy with identified potential acquirers.
Investment Structure
We seek to structure portfolio investments to mitigate risk and provide attractive risk-adjusted returns for our investors while meeting portfolio companies’ financing needs. Typically, our loans, equipment financings and equity and equity-related investments are expected to take one of the following forms:
•Term Debt and Working Capital Loans. Term debt and working capital loans typically have initial interest-only periods of up to 36 months and may then fully amortize over a total term of up to 60 months. The annual stated interest rate on these loans is generally expected to range from 8% to 16%.
•Equipment Financings. Typically, an equipment financing is structured as fully amortizing over a period of up to 60 months. The specific terms of each equipment financing depend on the creditworthiness of the portfolio company and the projected value of the financed assets. Occasionally, we will offer an initial period at a lower finance factor to companies with stronger creditworthiness, which is analogous to an interest-only period on a term loan. Annual interest rates on equipment financings are generally expected to range from 7% to 16%.
•Additional Deal Considerations. Additional deal considerations will typically include upfront fees of up to 2% of the invested principal, upfront structuring fees of approximately one-half month of finance payments for equipment financings, an upfront deposit of up to two months for equipment financings, and final payments of up to 15% of invested principal.
•Equity and Equity-Related Securities. We may also seek to obtain warrants entitling us to purchase preferred or common equity of a portfolio company. We will typically target the amount of such warrants to scale in proportion to the amount of the debt or equipment financing. We will also attempt to structure such warrants so that the exercise price of the warrants will either be the price paid by venture capital investors in the most recent financing round or a current option price set by the portfolio company. Our typical exercise period for warrants is expected to be seven to ten years. In addition, we may obtain rights to purchase additional shares of our portfolio companies in subsequent equity financing rounds.
Concentration Limits; Security
We endeavor to maintain reasonable limits of concentration to specific industries, technologies and geographic regions. By their nature, these limits are subjective and are applied solely at the discretion of management.
In all our loans, we seek to take a security position in all of the assets of the portfolio company, including intellectual property, if available. From time to time, we may agree to take a security position in less than the total amount of assets. In the case of equipment financings, for instance, the security interest may extend only to the asset(s) financed.
In addition, we seek to enter into standard intercreditor agreements with the major technology banks that we anticipate engaging with, making workout situations easier and less contentious. Where and when possible, we will execute deposit account control agreements with our portfolio companies for purposes of ensuring access to our collateral in a default. In all cases, we seek to put in place Uniform Commercial Code filings to perfect our security position, and to update these filings as necessary to reflect changes in our collateral.

Investment Process
Investment Originations; New Deals Referred
The Sub-Adviser has a multi-channel sourcing strategy for directly originated investments focused primarily on growth-oriented venture capital firms, private equity firms, technology banks and, to a lesser extent, brokers who focus on our business. The Sub-Adviser has established relationships with the major technology banks and have established standard intercreditor and subordination agreements, which make working with technology banks seamless in most regions across United States.
The Sub-Adviser continues to expand its originations team internally in order to continue to focus on building relationships with individuals at top-tier venture capital firms as well as building out connections to a nationwide network of technology bankers. The Sub-Adviser has developed proprietary internal systems and technology to give its originations and marketing team real time information about the broader market and our investment pipeline, which the Sub-Adviser has leveraged to attempt to become and maintain its relationship as the first call for our referral sources.
Initial Rating
The initial rating of every opportunity is primarily based on six factors, as well as other items that are deemed to be relevant by the due diligence team:
•Investor Syndicate: the portfolio company’s investors, specifically their ability and likelihood to provide ongoing financial support as needed;
•Management Team: the experience and strength of the portfolio company’s management team and board of directors;
•Product and Industry: the portfolio company’s products or services and the market needs that they fulfill;
•Financial Performance: the portfolio company’s historical and projected financial performance, including revenue potential, growth, gross margins and other metrics;
•Debt and Debt Structure: capital structure and cash life; and
•Collateral and Security: type and value of collateral (e.g., mission-critical assets), liens and other forms of security.
Investment opportunities that score an acceptable initial rating are moved on for further consideration.

Preliminary Due Diligence and Executive Summary
The next phase of the due diligence process for directly originated investments involves a structured call with the management team of the prospective portfolio company. Following the management call, if the opportunity still appears to be worthy of consideration, an executive summary memorandum is prepared by the due diligence team for consideration and voting by the Sub-Adviser Investment Committee (as defined below). The executive summary memorandum is distributed to the Sub-Adviser Investment Committee, and the deal terms for the investment are defined. If approved by the Sub-Adviser's Investment Committee, a term sheet is issued to the prospective portfolio company.
Confirmatory Due Diligence and On-Site Meeting
If the term sheet is accepted by the prospective portfolio company, the process of obtaining additional confirmatory due diligence begins. The confirmatory due diligence process typically includes calls with the venture capital partners responsible for the equity financing of the portfolio company, as well as key customers, suppliers, partners, or other stakeholders as may be deemed relevant by the due diligence team. Additional financial analysis is performed, in order to confirm the cash life assumptions that were made prior to term sheet issuance. In the case of an equipment financing, or term loan in which fixed assets make up a significant portion of our collateral, the due diligence team completes an analysis of the equipment or fixed assets being financed, which may include calls to the original manufacturer and/or any dealers, resellers, or refurbishing companies, to evaluate the value of the equipment at inception, as well as the useful life and anticipated value throughout the life of our holding period. Occasionally, we may engage the assistance of an appraiser to assist in valuations.
The final step in the confirmatory diligence process generally involves an on-site meeting, at which members of the Sub-Adviser’s due diligence team meet with the management team of the prospective portfolio company for a final review of the portfolio company’s financial performance and forward-looking plans. This meeting is typically held at the business offices of the portfolio company; however, occasionally the meeting will be held via video teleconference if travel to the portfolio company is not practical. One or more members of the Sub-Adviser Investment Committee will attend the on-site meeting if possible.
Underwriting Report and Investment Committee Vote
Assuming that the confirmatory due diligence process reveals no issues that would cause the due diligence team to recommend against the proposed investment, the due diligence team prepares an Investment Underwriting Report (“IUR”), which is distributed to the Sub-Adviser Investment Committee. The Sub-Adviser Investment Committee then meets to discuss and review the deal terms and IUR regarding the proposed investment and a vote takes place. A majority of the Sub-Adviser Investment Committee is required to approve the transaction.
Investment Management and Oversight
The Sub-Adviser’s investment management and oversight activities are separate from origination and underwriting activities. In particular, the Sub-Adviser’s team members performing investment management and oversight functions have significant operating experience and are not associated with origination functions to avoid any biased views of performance. Beyond the dedicated portfolio management team, all of the Sub-Adviser’s management team members and investment professionals are typically involved at various times with our portfolio companies and investments. The Sub-Adviser’s portfolio management team reviews our portfolio companies’ monthly or quarterly financial statements and compares actual results to the portfolio companies’ projections. Additionally, the portfolio management team may initiate periodic calls with the portfolio company’s venture capital partners and its management team and may obtain observer rights on the portfolio company’s board of directors. The Sub-Adviser’s management team and investment professionals anticipate potential problems by monitoring reporting requirements and having frequent calls with the management teams of our portfolio companies.

Investment Risk Rating System
The Sub-Adviser’s portfolio management team uses an ongoing investment risk rating system to characterize and monitor our outstanding loans and equipment financings. The portfolio management team monitors and, when appropriate, recommends changes to the investment risk ratings. The Sub-Adviser reviews the recommendations and/or changes to the investment risk ratings, which are submitted on a quarterly basis to the audit committee of our Board of Trustees.
From time to time, we will identify investments that require closer monitoring or become workout assets. In such cases, we will develop a workout strategy for workout assets and the Sub-Adviser will monitor the progress against the strategy. We may incur losses from our investing activities; however, we work with our troubled portfolio companies in order to recover as much of our investments as is practicable, including possibly taking control of the portfolio company. The risk rating system allows for early detection of issues and escalation to avoid credit losses.
For our investment risk rating system, we review seven different criteria and, based on our review of such criteria, we assign a risk rating on a scale of 1 to 5, as set forth in the following illustration.
As of December 31, 2025, our debt investment portfolio had a weighted average risk rating score of 2.9.
Competition
Our prospective markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. Competitors vary and may include captive and independent finance companies, other BDCs, registered investment companies, equity and debt focused public and private funds, commercial banks and thrift institutions, industrial banks, community banks, leasing companies, hedge funds, insurance companies, mortgage companies, manufacturers and vendors, and other financing providers. There has been substantial competition for attractive investment opportunities in the venture capital business, in particular.
These lenders will typically offer lower finance rates than non-bank finance companies (including us), but will require cash depository relationships, blanket liens and will often have certain performance and cash covenants, all of which make their lending program less flexible and, we believe, less attractive to borrowers. We compete, in part, on the basis of pricing, terms and structure. For additional information concerning the competitive risks we face, refer to “Item 1A. Risk Factors—Risks Related to Our Structure—We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”
Co-Investment
We and certain affiliates have received an exemptive relief order (the “Order”) from the SEC that permits us to participate in certain negotiated co-investments alongside certain affiliates, including Trinity or other fund or accounts managed by the Sub-Adviser (or any future investment adviser that controls, is controlled by or is under common control with the Sub-Adviser), in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible Trustees to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which our affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.
We may co-invest on a concurrent basis with other accounts managed by certain of affiliates of the Adviser and/or Sub-Adviser, subject to compliance with applicable regulations and regulatory guidance.
The Adviser or Sub-Adviser may determine not to allocate certain potential co-investment opportunities to us after taking into account regulatory requirements or other considerations. See “Item 13. Certain Relationships and Related Party Transactions, and Trustee Independence—Allocation of Investment Opportunities” for additional information.
The Adviser
We are externally managed by the Adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and the Adviser.
The Adviser was established in 2012 by Thomas P. Majewski and Stone Point Capital LLC (“Stone Point”), as investment manager of the Trident private equity funds and related investment vehicles (“Trident Funds”). Stone Point, an investment adviser registered with the SEC, is a specialized private equity firm focused on the financial services industry.
The Adviser, a Delaware limited liability company, is an investment adviser registered with the SEC with its principal office located at 600 Steamboat Road, Suite 202, Greenwich, CT 06830. As of December 31, 2025, the Adviser and its affiliates had over $14 billion of assets under management (inclusive of undrawn capital commitments) and over 100 professionals.
The Adviser also manages registered investment companies, private investment vehicles and separate accounts, and may also manage additional separate accounts and other investment vehicles from time to time. See “Item 1A. Risk Factors” and “Item 13. Certain Relationships and Related Party Transactions, and Trustee Independence” for a discussion of conflicts of interest raised by the Adviser’s and its affiliates’ other business activities.
The Adviser has the ultimate responsibility, subject to oversight by our Board of Trustees, to oversee the Sub-Adviser, including the Sub-Adviser’s investment program. The Adviser’s senior investment personnel consist of Thomas P. Majewski, Managing Partner of the Adviser; Daniel W. Ko, Senior Principal and Portfolio Manager of the Adviser; and Daniel M. Spinner, Senior Principal and Portfolio Manager of the Adviser.
The Sub-Adviser
Pursuant to a sub-advisory agreement (the “Sub-Advisory Agreement”) among us, the Adviser and Sub-Adviser, the Sub-Adviser will act as our investment sub-adviser to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management decisions, monitor and service our investment portfolio and provide certain ongoing administrative services to the Adviser and Administrator. The Sub-Adviser will consult with the Adviser regarding material portfolio matters, including material modifications to portfolio investments.
The Sub-Adviser, a Delaware limited liability company and wholly owned subsidiary of Trinity, a Maryland corporation that has elected to be regulated as a BDC, is an investment adviser registered with the SEC with its principal office located at 1 N. 1st Street, Suite 302, Phoenix, Arizona 85004.
As of December 31, 2025, Trinity’s investment portfolio had an aggregate fair value of approximately $2.4 billion and was comprised of approximately $1.9 billion in secured loans, $0.3 billion in equipment financings, and $0.2 billion in equity and warrants, across 176 portfolio companies. Trinity has a 17+ year track record, has made over $5.5 billion in investment fundings to over 400 portfolio companies, exited 269 portfolio companies, and has over $2.8 billion in total assets under management as of December 31, 2025.
Trinity has obtained certain relief from the SEC allowing it to wholly own a registered investment adviser. The investment professional and principals of the Sub-Adviser are also the investment professionals and principals of Trinity. Trinity’s common stock trades on the Nasdaq Global Select Market under the symbol “TRIN.”
All investment decisions at the Sub-Adviser are made by its investment committee (the “Sub-Adviser Investment Committee”), whose members consist of Steven L. Brown, Gerald Harder, Kyle Brown, Ron Kundich and a vertical market leader (on a rotating basis throughout the year).
The Investment Advisory Agreement and the Sub-Advisory Agreement
The Adviser provides its services under the Investment Advisory Agreement, and the Sub-Adviser provides its services under the Sub-Advisory Agreement. The activities of both of the Adviser and the Sub-Adviser are subject to the supervision and oversight of the Board of Trustees.
The Adviser oversees the provision of investment advisory and portfolio management services to the Fund. The Adviser’s responsibilities include:
•Developing and overseeing our overall investment program;
•Evaluating investment and portfolio risks on an ongoing basis, including establishing investment parameters; evaluating and approving new instruments; and consulting with the Sub-Adviser on certain investment decisions and modifications; and
•Evaluating, structuring and negotiating our financing arrangements and other leveraging instruments.
•Under the terms of the Sub-Advisory Agreement, as permitted by the Investment Advisory Agreement, the Adviser has delegated certain of its responsibilities to the Sub-Adviser including, among others, the following:
•determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•identifying, evaluating and negotiating the structure of the investments we make (including performing due diligence on our prospective investments);
•executing, closing, servicing and monitoring the investments we make;
•determining the securities and other assets that we purchase, retain or sell;

•make ongoing portfolio management decisions, provided that the Sub-Adviser shall consult with the Adviser regarding material portfolio matters, including material modifications to portfolio investments; and
•providing us with such other investment advisory, research and related services as we may from time to time reasonably require for the investment of funds.
In addition, the Sub-Adviser will provide us the following administrative services: (i) serving as administrative agent with respect to the Fund’s investments; (ii) assisting the Adviser in performing fair valuation of our investment portfolio pursuant to valuation policies and procedures approved by the Board of Trustees; (iii) assisting in the preparation and review of draft financial statements, regulatory filings and other notices and written materials prepared for or on behalf of us and our investors; (iv) as reasonably required by the Board of Trustees, attending meetings of, and participate in presentations to, the Board; (v) assisting the Adviser in using commercially reasonable efforts to arrange for debt financing on our behalf, subject to oversight and approval of the Board of Trustees; (vi) providing significant managerial assistance to portfolio companies to which the Fund is required to provide such assistance under the 1940 Act; (vii) permitting and providing any of the Sub-Adviser’s or its affiliates’ trustees, directors, officers or employees to serve as trustees or officers of the Fund; and (viii) providing the Adviser and us with such other administrative services as we, the Adviser and the Sub-Adviser may from time to time mutually agree upon. We will reimburse the Sub-Adviser for, or otherwise pay, all costs and expenses related to the Sub-Adviser’s provision of its administrative services under the Sub-Advisory Agreement to the same extent as the Administrator is entitled to reimbursement or payment by us for costs and expenses related to the Administrator’s provisions of its administrative services to us under the Administration Agreement.
The advisory services under the Investment Advisory Agreement and the Sub-Advisory Agreement are not exclusive, and each of the Adviser and the Sub-Adviser is free to furnish similar services to other entities so long as their services to us are not impaired.
As a BDC, we are required to offer and provide significant managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. It is expected that the Sub-Adviser will make available such managerial assistance, on our behalf, to our portfolio companies. The Sub-Adviser’s business experience makes it qualified to provide such managerial assistance. We may receive fees for these services and will reimburse the Sub-Adviser, or any third-party administrator, for their allocated costs in providing such assistance, subject to review and approval by our Board of Trustees.
Advisory Fees
Pursuant to the Investment Advisory Agreement, we pay the Adviser a fee for investment advisory and management services consisting of two components - a base management fee and an incentive fee. Pursuant to the Sub-Advisory Agreement, the Sub-Adviser receives 50% of all fees received by the Adviser under the Investment Advisory Agreement net of any payments, reimbursements or waivers under the Expense Limitation Agreement.
Base management fee. The base management fee is calculated monthly and payable quarterly in arrears and equals an annual rate of 1.75% of our Managed Assets; provided, that, if we calculate our NAV more or less frequently than monthly, the base management fee shall be calculated on the same frequency as the NAV is calculated. The base management fee is calculated based on our Managed Assets at the end of the most recently completed calendar month, and adjusted for any Share issuances or repurchases during the relevant calendar month. In addition, the base management fee for any partial month is pro-rated (based on the number of days actually elapsed at the end of such calculation period relative to the total number of days in such calculation period). “Managed Assets” means our total assets (including assets attributable to our use of leverage) minus the sum of our accrued liabilities (other than liabilities incurred for the purpose of creating leverage).

Incentive fee. The incentive fee consists of two parts. Under the Investment Advisory Agreement, the first part of the incentive fee, which is referred to as the incentive fee on income, is calculated and payable quarterly in arrears based upon our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter. The payment of the incentive fee on income is subject to payment of a preferred return to shareholders each quarter (i.e., a “hurdle rate”), expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, of 2.00%, subject to a “catch up” feature.
For this purpose, “Pre-Incentive Fee Net Investment Income” means (a) interest income, dividend income and any other income (including any other fees, such as commitment, exit/success, origination, structuring, diligence and consulting fees, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus (b) our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to the Administrator, any interest expense and/or dividends paid on any issued and outstanding debt or preferred shares, but excluding organizational and offering expenses, the incentive fee and any distribution and/or shareholder servicing fee) after giving application to the Expense Limitation Agreement. Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as OID, debt instruments PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. The Adviser is not obligated to return the Incentive Fee based on income it receives on deferred interest that is later determined to be uncollectible in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle rate of 2.00% (8.00% annualized) of our net assets at the end of such quarter and subject to a “catch-up” feature as described below. For such purposes, our quarterly rate of return is determined by dividing our Pre-Incentive Fee Net Investment Income by our net assets at the end of such quarter.
The incentive fee in each calendar quarter is paid to the Adviser as follows:
•no incentive fee in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 2.00% (8.00% annualized) of our net assets at the end of the immediately preceding calendar quarter;
•100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than 2.50% (10.00% annualized) of our net assets at the end of the immediately preceding calendar quarter. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 2.50% (10.00% annualized) of our net assets at the end of the immediately preceding calendar quarter) as the “catch-up.” The “catch-up” is meant to provide the Adviser with 10.00% of our Pre-Incentive Fee Net Investment Income as if a hurdle did not apply; and
•20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.50% (10.00% annualized) of our net asset at the end of the immediately preceding calendar quarter is payable to the Adviser (that is, once the hurdle rate is reached and the catch-up is achieved, 20% of all Pre-Incentive Fee Net Investment Income thereafter is paid to the Adviser).
You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:
The second part of the incentive fee, which is referred to as the capital gains incentive fee, will be an annual fee that will be determined and payable, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 20.0% of cumulative realized capital gains, if any, determined on a cumulative basis from the date of our election to be regulated as a BDC (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the date of our election to be regulated as a BDC (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid capital gains incentive fees.
We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain.
The fees that will be payable under the Investment Advisory Agreement shall, except as described above, exclude capital gains, realized loss and unrealized capital appreciation or depreciation.
Term
Each of the Investment Advisory Agreement and the Sub-Advisory Agreement will remain in effect for an initial period of two years from its effective date and continue on an annual basis thereafter so long as such continuance is approved annually by the Board of Trustees or by vote of a majority of our outstanding voting securities; provided that in either event, the continuance is also approved by a majority of the Independent Trustees by vote cast at a meeting called for the purpose of voting on such approval. Each of the Investment Advisory Agreement and the Sub-Advisory Agreement is terminable without penalty, on 60 days’ prior written notice: by the Board; by vote of a majority of our outstanding voting securities; or by the Adviser or Sub-Adviser, as applicable. Each of the Investment Advisory Agreement and the Sub-Advisory Agreement also provides that it will terminate automatically in the event of its “assignment,” as defined by the 1940 Act and the rules thereunder.
Board Approval
Our Board of Trustees, including the Independent Trustees, unanimously approved each of the Investment Advisory Agreement and the Sub-Advisory Agreement on March 25, 2025. In reaching a decision to approve each of the Investment Advisory Agreement and the Sub-Advisory Agreement, the Board requested and received a significant amount of information and considered all the factors the Board believed relevant, including, among other things, the following: (1) the nature, extent and quality of services to be provided by each of the Adviser and the Sub-Adviser; (2) information regarding the fees and other expenses to be paid by the Fund, including the cost of services to be provided by each of Adviser, the Sub-Adviser and their affiliates; (3) the proposed profitability to each of the Adviser and the Sub-Adviser of its relationship with the Fund, including certain ancillary and other benefits received by each of the Adviser and the Sub-Adviser; (4) comparative information on fees and expenses borne by other externally managed BDCs that engage in similar investing activities, as well as registered investment companies and certain other accounts advised by the Adviser; (5) the extent to which economies of scale would be realized as the Fund grows and whether fee levels reflect these economies of scale for the benefit of the Fund’s investors; and (6) various other factors.
The Board’s decision to approve each of the Investment Advisory Agreement and the Sub-Advisory Agreement was not based on any single factor but rather was based on a comprehensive consideration of the information provided to the Board. The Board did not assign relative weights to the factors considered by it as the Board conducted an overall analysis of these factors.
Limitation of Liability
Each of the Investment Advisory Agreement and the Sub-Advisory Agreement provides that in the absence of willful misfeasance, bad faith, gross negligence in the performance of its duties or reckless disregard of its obligations and duties under the applicable agreement, the Adviser or Sub-Adviser, as applicable, is not liable for any loss we sustain for any investment, adoption of any investment policy, or the purchase, sale or retention of any security.
Fund Expenses
The investment teams of the Adviser and Sub-Adviser, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Adviser or Sub-Adviser, respectively. We bear all other costs and expenses of our operations and transactions, including those relating to:
•our organizational expenses;
•calculating our NAV (including the cost and expenses of any independent valuation firm);
•debt service and other costs of borrowings or other financing arrangements;
•dividends on preferred shares, if any;
•fees and expenses, including legal, consulting or other third-party professional fees and expenses and travel expenses, incurred by the Adviser or Sub-Adviser or payable to third parties in performing due diligence on prospective investments and, if necessary, enforcing our rights;
•amounts payable to third parties relating to, or associated with, evaluating, monitoring, making and disposing of investments;
•brokerage fees and commissions;
•federal and state registration fees;
•any applicable exchange listing fees;
•federal, state and local taxes;

•costs of offerings or repurchases of our Shares and other securities (including preferred shares and indebtedness), including costs related to the use of one or more dealer managers and/or underwriters;
•the base management fee and any incentive fee;
•distributions on our Shares or other securities;
•administration fees payable to the Administrator under the Administration Agreement;
•any reimbursement of costs or expenses of a sub-adviser for providing administrative services pursuant to a sub-advisory agreement;
•allocable out-of-pocket costs incurred in providing managerial assistance to those companies that request it;
•direct costs and expenses of administration and operation, including printing, mailing, long distance telephone and staff, including fees payable in connection with outsourced administrative functions;
•any fees and expenses relating to transfer agent, custodial and escrow agent services;
•Independent Trustee fees and expenses;
•the costs of any reports, proxy statements or other notices to our shareholders, including printing costs;
•costs of holding shareholder meetings;
•litigation, indemnification and other non-recurring or extraordinary expenses;
•fees and expenses associated with marketing, distribution, training and investor relations efforts, including any costs incurred by our Dealer Manager relating to distributing Shares;
•any applicable distribution and/or shareholder servicing fees;
•dues, fees and charges of any trade association of which we are a member;
•fees and expenses associated with independent audits and outside legal costs;
•our fidelity bond;
•Trustees and officers/errors and omissions liability insurance, and any other insurance premiums;
•costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws; and
•all other expenses reasonably incurred by us or the Administrator in connection with administering our business, such as the allocable portion of overhead and other expenses incurred by the Adviser or Sub-Adviser on our behalf and allocable to us under the Investment Advisory Agreement or Sub-Advisory Agreement, as applicable, or incurred by the Administrator in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer, Chief Operating Officer and their respective support staff.
Expense Limitation and Reimbursement Agreement
We have entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Adviser. Through the Expense Limitation Agreement, the Adviser or an affiliate may provide expense support to us in order to reduce operating expenses borne by shareholders. Expense support payments can be made in the form of paying expenses directly, reimbursing us for expenses incurred and paid, or waiving a portion of or all fees due by us to the Adviser, the Sub-Adviser or an affiliate thereof during each quarterly calculation period.
For so long as the Expense Limitation Agreement remains in effect, the Adviser or any affiliate of the Adviser may provide expense support to us in order to reduce the operating expenses borne by the shareholders (each, an “Expense” and any payment of an Expense an “Expense Support Payment” or “Reimbursement”). Expense Support Payments can be made in the form of paying Expenses directly, reimbursing us for Expenses incurred and paid, or waiving a portion of or all fees due by us to the Adviser or an affiliate during each quarterly calculation period.
Any Expense Limitation Payment or waiver is subject to Reimbursement by us for three years after the date on which such Expense Limitation Payment or waiver was made.
Organizational and Offering Expense Support and Reimbursement Agreement
We have entered into an Organizational and Offering Expense Support and Reimbursement Agreement (the “O&O Expense Agreement”) with the Adviser.
Pursuant to the O&O Expense Agreement, we may pay for organizational and permissible offering (“O&O”) expenses up to a limit of 1.50% of gross equity contributions (including the value of the initial seed portfolio). The Adviser, the Administrator or their affiliates will bear any O&O expenses in excess of the 1.50% limit. We may pay O&O expenses in the form of direct payments to third-party vendors. We may also pay O&O expenses to our affiliates and affiliates of the Adviser or the Administrator in the form of reimbursement (“Affiliate O&O Expense Reimbursement”). Affiliate O&O Expense Reimbursement will not be included in the calculation of operating expenses under the Expense Limitation Agreement.
Administrator
Pursuant to an administration agreement (the “Administration Agreement”) between us and the Administrator, Eagle Point Administration LLC ("the Administrator") serves as our administrator. Eagle Point Administration LLC has its principal office at 600 Steamboat Road, Suite 202, Greenwich, CT 06830.
Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record-keeping services at such facilities. Under the Administration Agreement, the Administrator performs, or arranges for the performance of, our required administrative services, which include being responsible for the financial records which we are required to maintain and preparing reports to our shareholders. In addition, the Administrator provides us with accounting services; assists us in determining and publishing our NAV; oversees the preparation and filing of our tax returns; monitors our compliance with tax laws and regulations; and prepares, and assists us with any audits by an independent public accounting firm of, our financial statements. The Administrator is also responsible for the printing and dissemination of reports to our shareholders and the maintenance of our website (if any); provides support for our investor relations; generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others; and provides such other administrative services as we may from time to time designate. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer and our allocable portion of the compensation of any administrative support staff. Our allocable portion of such total compensation is based on an allocation of the time spent on us relative to other matters. To the extent the Administrator outsources any of its functions, we pay the fees on a direct basis, without profit to the Administrator. The Administrator has the ability to delegate responsibilities to sub-administrators. Certain accounting and other services have been delegated by the Administrator to a third-party provider (“Sub-Administrator”) for an asset-based fee. The Administration Agreement may be terminated by us without penalty upon not less than 60 days’ written notice to the Administrator and by the Administrator upon not less than 60 days’ written notice to us. The Administration Agreement will remain in effect if approved by the Board of Trustees, including by a majority of our Independent Trustees, on an annual basis.
Custodian
Our portfolio securities are held pursuant to a custodian agreement between us and Computershare Trust Company, N.A. The principal business address of Computershare Trust Company, N.A. is 9062 Old Annapolis Road, Columbia, Maryland 21045.
Transfer Agent
Computershare Trust Company, N.A. serves as our transfer agent, registrar, distribution disbursement agent and shareholder servicing agent, as well as agent for our distribution reinvestment plan. The principal business address of Computershare Trust Company, N.A. is 9062 Old Annapolis Road, Columbia, Maryland 21045.
License Agreements
EP License Agreement
We entered into a license agreement (the “EP License Agreement”) with the Adviser pursuant to which the Adviser has granted us a personal, non-exclusive, royalty-free right and license to use the “Eagle Point” name and logo. Under this agreement, we have the right to use the “Eagle Point” name and logo for so long as the Adviser or one of its affiliates serves as an investment adviser to us. The EP License Agreement is terminable by either party at any time in its sole discretion upon 60 days’ prior written notice and is also terminable by the Adviser in the case of certain events, including certain events of non-compliance. Other than with respect to this license, we have no legal right to the “Eagle Point” name and logo.
TRIN License Agreement
We entered into a license agreement (the “TRIN License Agreement”) with the Sub-Adviser pursuant to which the Sub-Adviser has granted us a personal, non-exclusive, royalty-free right and license to use the “Trinity” name and logo. Under this agreement, we have the right to use the “Trinity” name and logo for so long as the Sub-Adviser or one of its affiliates serves as an investment adviser or sub-adviser to us. The TRIN License Agreement is terminable by either party at any time in its sole discretion upon 60 days’ prior written notice and is also terminable by the Sub-Adviser in the case of certain events, including certain events of non-compliance. Other than with respect to this license, we have no legal right to the “Trinity” name and logo.
Non-Exchange Traded, Perpetual-Life BDC
We are a perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. The term “perpetual-life BDC” is used to describe an investment vehicle of indefinite duration that does not intend to complete a Liquidity Event and whose shares are intended to be sold by the BDC on a continuous basis at a price equal to the BDC’s per share NAV. A “Liquidity Event” may include an initial public offering or other listing of the Shares on a national securities exchange, a sale of all or substantially all of our assets or a transaction or series of transactions, including by way of merger, consolidation recapitalization, reorganization, or sale of stock, in each case for consideration of either cash and/or publicly listed securities of the acquirer).
In this perpetual-life structure, subject to approval by the Board of Trustees, we may offer shareholders an opportunity to have their Shares repurchased on a quarterly basis at NAV, but we are not obligated to offer to repurchase any Shares in any particular quarter. See “Item 1. Business—Share Repurchase Program.” Aside from the potential for limited liquidity offered by quarterly Share repurchases, shareholders generally should not expect to be able to sell their Shares regardless of how well we perform.
While we may consider a Liquidity Event at any time in the future, we currently do not intend to undertake a Liquidity Event, and we are not obligated to effect a Liquidity Event at any time.
Private Offering
Purchase Terms
We are conducting a continuous private offering of our Shares to investors in reliance on exemptions from the registration requirements of the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D and Regulation S promulgated thereunder (the “Private Offering”). We are offering and selling our Shares to (i) persons who are “accredited investors” within the meaning of Regulation D under the Securities Act and (ii) non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act.
Except as otherwise altered by the Board, the Fund intends to accept initial and additional purchases of Shares as of the first day of each calendar month (the “Acceptance Date”). The minimum initial investment in Shares by an investor is $2,500. Additional investments must be made in a minimum amount of $500. The minimum initial and additional investments may be reduced or waived by us in our sole discretion.
Except as otherwise permitted by the Board, initial and subsequent purchases of Shares will be payable in cash. Each initial or subsequent purchase of Shares will be payable in one installment which will generally be due (i) three business days prior to the Acceptance Date, where funds are remitted by wire transfer, or (ii) four business days prior to the Acceptance Date, where funds are remitted by check. A prospective investor must also submit completed subscription documents (including investor certifications) at least four business days before the Acceptance Date. We reserve the right, in our sole discretion, to accept or reject any subscription to purchase Shares at any time. Subscriptions will be accepted or rejected within 45 days of receipt by us and, if rejected, all funds shall be promptly returned to subscribers within such timeframe without deduction for any expenses.
Although we may, in our sole discretion, elect to accept a subscription prior to receipt of cleared funds, an investor will not become our shareholder until cleared funds have been received. In the event that cleared funds and/or properly completed subscription documents (including investor certifications) are not received from a prospective investor prior to the cut-off dates pertaining to a particular offering, we may hold the relevant funds and subscription documents for processing in the next Acceptance Date.
Pending any closing, funds received from prospective investors will be placed in an account with the escrow agent. On the date of any closing, the balance in the account with respect to each investor whose investment is accepted will be invested in us on behalf of such investor.
Despite having to meet the earlier application and funding deadlines described above, we do not issue the Shares purchased (and an investor does not become our shareholder with respect to such Shares) until the applicable purchase date, i.e., the first day of the relevant calendar month. Consequently, purchase proceeds do not represent our capital and do not become our assets until such date.
Any funds received in advance of the initial or subsequent purchases of Shares are placed in an account with the escrow agent (which may or may not bear interest) prior to their investment in the Shares, in accordance with Rule 15c2-4 under the Exchange Act. We reserve the right to reject any purchase of Shares for any reason (including when we have reason to believe that a purchase of Shares would be unlawful). Unless otherwise required by applicable law, any amount received in advance of a purchase ultimately rejected by us will be returned to the prospective investor.
Dealer Manager and Sales Load
We may, from time to time, engage broker dealers and other financial intermediaries and incur placement or distribution fees or sales commissions in connection with the Private Offering, and/or sell the Shares directly to investors that do not transact through a broker-dealer pursuant to Rule 3a4-1 under the Exchange Act. Eagle Point Securities LLC (“Dealer Manager”), an affiliate of the Adviser, will serve as a distributor of the Shares on a best-efforts basis pursuant to a dealer manager agreement (the “Dealer Manager Agreement”) with us. Pursuant to the Dealer Manager Agreement, the Dealer Manager will offer and sell the Shares at NAV plus a sales load of up to 6.75%, which is comprised of a selling commission of up to 6.00% and a dealer manager fee of up to 0.75%.
We and the Dealer Manager may also enter into agreements with various brokers-dealers and other financial intermediaries (“Selling Agents”) for the sale and servicing of the Shares in connection with the Private Offering. The Dealer Manager may reallow a portion or all of the sales load to Selling Agents for selling Shares to their customers. The Dealer Manager and/or a Selling Agent may, at its discretion, waive all or a portion of the sales load for the purchase of Shares.
The Dealer Manager is not required to sell any specific number or dollar amount of the Shares but will use its best efforts to solicit orders for the purchase of the Shares. There is currently no plan to list the Shares on any national securities exchange, and the Dealer Manager is not expected to act as a market maker in the Shares. Under the Dealer Manager Agreement, the Dealer Manager will also provide certain marketing and wholesale services in consideration of its receipt of a dealer manager fee. Pursuant to the terms of the Dealer Manager Agreement, the Dealer Manager will seek to market and otherwise promote our Shares through various distribution channels, including regional and independent retail broker-dealers and registered investment advisors; provided that the Dealer Manager shall not undertake any form of “general solicitation” or “general advertising” (within the meaning of Regulation D under the Securities Act) or “directed selling efforts” (within the meaning of Regulation S under the Securities Act.
We have agreed to indemnify the Dealer Manager against certain liabilities, including liabilities under the Securities Act and the 1940 Act, or to contribute to payments the Dealer Manager may be required to make because of any of those liabilities, subject to the limitations of the 1940 Act. Such agreement does not include indemnification of the Dealer Manager against liability resulting from willful misfeasance, bad faith or gross negligence on the part of the Dealer Manager in the performance of its duties or from reckless disregard by the Dealer Manager of its obligations and duties under the Dealer Manager Agreement.
The principal business address of the Dealer Manager is 600 Steamboat Road, Suite 202, Greenwich, CT 06830.
Share Repurchase Program
No shareholder has the right to require us to redeem Shares. No public market for Shares exists, and none is expected to develop in the future. Consequently, shareholders may not be able to liquidate their investment other than as a result of repurchases of Shares by us.
Subject to the Board of Trustee’s discretion, we intend to offer to repurchase Shares from shareholders in each quarter in an amount up to 5% of our Shares outstanding, calculated as of the prior calendar quarter end. At the discretion of the Board of Trustees, we may extend multiple offers to repurchase Shares in a quarter in an aggregate amount of 5% of our Shares outstanding. The Fund’s Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in the Fund’s best interest and the best interest of the shareholders.

As a result, share repurchases may not be available each quarter. We intend to conduct repurchase offers in accordance with the requirements of Rule 13e-4 under the Exchange Act and the 1940 Act.
Distributions and Distribution Reinvestment Plan
Subject to the Board of Trustees’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a quarterly basis and pay such distributions on a monthly basis.
We have adopted an “opt out” distribution reinvestment plan (the “DRIP”) pursuant to which we will reinvest cash distributions on behalf of those shareholders that do not elect to receive their distributions in cash. As a result, if the Board of Trustees (or its delegate) authorizes, and we declare, a cash distribution (net of applicable withholding tax), then shareholders who are participants in the DRIP will have their cash distributions automatically reinvested in additional Shares. shareholders can elect to “opt out” of the DRIP in their subscription documents or by notifying us or our designee in writing within a reasonable time as specified in the DRIP, which is filed as an exhibit to this Annual Report on Form 10-K.
Shares will be issued pursuant to the DRIP at a price equal to 95% of their most recently determined NAV as of the payment date (generally the last business day of each calendar month). There is no sales load or other charge for distribution reinvestment. The plan administrator’s fees will be paid by us. Participants in the DRIP may receive fractional Shares so that 100% of the distributions are used to acquire Shares. We reserve the right to amend or terminate the DRIP upon written notice to each participant at least 30 days before the record date for the payment of any dividend or distribution by us.
Shareholders who receive distributions in the form of additional Shares are generally subject to the same U.S. federal, state and local tax consequences as are shareholders who elect to receive their distributions in cash. Since a participating shareholder’s cash distributions (net of applicable withholding tax) will be reinvested, however, such shareholder will not receive cash with which to pay any applicable taxes on reinvested distributions. A shareholder’s basis for determining gain or loss upon the sale of Shares received in a distribution from us will generally be equal to the total dollar amount of the distribution payable to the shareholder. Any Shares received in a distribution will have a new holding period for tax purposes commencing on the day following the day on which the Shares are credited to the U.S. shareholder’s account.
Regulation as a Business Development Company
We have elected to be regulated as a BDC under the 1940 Act. The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:
1.Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a)is organized under the laws of, and has its principal place of business in, the United States;

b)is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c)satisfies any of the following:
i.does not have any class of securities that is traded on a national securities exchange;
ii.has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a trustee of the eligible portfolio company; or
iv.is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
2.Securities of any eligible portfolio company controlled by us.
3.Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
5.Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6.Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company, but may exist in other circumstances based on the facts and circumstances.
The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions.
Managerial Assistance to Portfolio Companies
A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.
Temporary Investments
Pending investment in other types of qualifying assets, as described above, our investments could consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be qualifying assets. We may invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for federal income tax purposes will typically require us, once a BDC, to limit the amounts we invest with any one counterparty. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we may enter into repurchase agreement transactions.
Warrants
Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, as a BDC we will generally only be able to offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) shareholders authorize the proposal to issue such warrants, and the Board of Trustees approves such issuance on the basis that the issuance is in our and the shareholder’s best interests and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed.
Senior Securities; Asset Coverage Ratio
As a BDC, we are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of beneficial interest senior to the Shares if our asset coverage, as defined in the 1940 Act, would equal at least 200% immediately after each such issuance. However, a BDC may increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Our initial shareholders and Board approved a proposal allowing us to reduce our asset coverage ratio to 150%. If our asset coverage ratio falls below 150%, our ability to make distributions to shareholders may be significantly restricted or we may not be able to make any such distributions at all. The actual amount of leverage employed by us will depend on market conditions and other factors at the time of any proposed borrowing or issuance of debt or preferred shares.
In addition, while any senior securities remain outstanding, we generally are required to make provisions to prohibit the declaration of any cash dividend or distribution to our shareholders or the repurchase of our Shares unless we meet the applicable asset coverage ratios at the time of such declaration or repurchase (after giving effect thereto). We would also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

Code of Ethics
We, the Adviser and the Sub-Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), if applicable, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to such codes are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.
Affiliated Transactions
The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters without prior approval of the trustees who are not “interested persons” (as that term is defined in the 1940 Act) of the BDC, and in some cases, the prior approval of the SEC. We rely on exemptive relief that has been granted by the SEC to allow us to co-invest with other funds and accounts managed by the Sub-Adviser or its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Any such co-investments are subject to the applicable conditions of such exemptive relief. Under the terms of the exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the independent members of the Board of Trustees must reach certain conclusions, including that (i) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned and (ii) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, in connection with certain co-investment transactions, including co-investment transactions in which an affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments. The Board of Trustees is also required to maintain oversight of our participation in the co-investment program. The Sub-Adviser’s allocation policy incorporates the conditions of the exemptive relief. As a result of exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolios of Trinity and any accounts managed by the Sub-Adviser that could avail themselves of the requested exemptive relief.
In addition to co-investment pursuant to the exemptive relief described above, we may co-invest with affiliates in syndicated deals, secondary loan market purchases and other transactions where price is the only negotiated point.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Sub-Adviser. The expected proxy voting policies and procedures of the Sub-Adviser are set out below. The guidelines will be reviewed periodically by the Sub-Adviser and our Independent Trustees, and, accordingly, are subject to change.
Proxy Policies
The Sub-Adviser intends to vote all proxies relating to our portfolio securities in the best interest of our shareholders. The Sub-Adviser will review on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by us. Although the Sub-Adviser intends to generally vote against proposals that may have a negative impact on our portfolio securities, the Sub-Adviser may vote for such a proposal if there exists compelling long-term reasons to do so. The Sub-Adviser will abstain from voting only in unusual circumstances and where there is a compelling reason to do so.
The Sub-Adviser’s proxy voting decisions will be made by members of the Sub-Adviser Investment Committee who will be responsible for monitoring each of our investments. To ensure that votes are not the product of a conflict of interest, the Sub-Adviser will require that: (i) anyone involved in the decision making process disclose to the Sub-Adviser’s Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) officers and employees involved in the decision-making process or vote administration are prohibited from revealing how the Sub-Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
Proxy Voting Records
You may obtain information about how the Sub-Adviser voted proxies by making a written request for proxy voting information to: Trinity Capital Adviser LLC, Attention: Chief Compliance Officer, 1 N. 1st Street, Suite 302, Phoenix, AZ 85004.
Investment Restrictions
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under such limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company (which may be increased to 25% in certain circumstances under certain fund of funds arrangements), invest more than 5% of the value of our total assets in the securities of one registered investment company or invest more than 10% of the value of our total assets in the securities of registered investment companies in the aggregate. The portion of our portfolio invested in equity securities issued by investment companies ordinarily will subject shareholders to additional indirect expenses. None of the policies described above is fundamental and each such policy may be changed without shareholder approval, subject to any limitations imposed by the 1940 Act.
Other
The 1940 Act requires that a majority of our Trustees be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by a vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.
We are not generally able to issue and sell our Shares at a price below NAV per share. We may, however, sell Shares, warrants, options or rights to acquire Shares, at a price below the current NAV of the Shares if our Board of Trustees determines that such sale is in our best interests and that of our shareholders, and our shareholders approve such sale. We may from time to time seek such approval so that we have the flexibility to issue up to 25% of our then outstanding Shares at a price below the current NAV per share. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Trustees closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our shareholders at prices per share less than the NAV per share, subject to applicable requirements of the 1940 Act.
We are subject to periodic examination by the SEC for compliance with the 1940 Act.
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any trustee or officer against any liability to us or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
We, the Adviser and the Sub-Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a Chief Compliance Officer to be responsible for administering the policies and procedures.
Reporting Obligations
We will make available to our shareholders annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. Upon the effectiveness of our Form 10, we will be required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. shareholders and the public may view the documents we file with the SEC, through its EDGAR page at http://www.sec.gov.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on public companies and their insiders. Many of these requirements will affect us. For example:
•pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer will be required to certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports will be required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports will be required to disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
The Sarbanes-Oxley Act will require us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.
Emerging Growth Company
We are an emerging growth company as defined in the JOBS Act and will be eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies”, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Although we have not made a determination whether to take advantage of any or all of these exemptions, we will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of an initial public offering, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common equity held by non-affiliates exceeds $700 million as of the end of the prior second fiscal quarter, and (b) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to us and to an investment in our Shares. This discussion does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, this Annual Report on Form 10-K does not describe tax consequences that we have assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold the Shares as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, U.S. expatriates, regulated investment companies, real estate investment trusts, personal holding companies, persons who acquire an interest in us in connection with the performance of services, and financial institutions. Such persons are urged to consult with their tax advisors as to the U.S. federal income tax consequences of an investment in us, which may differ substantially from those described herein. This summary assumes that shareholders hold the Shares as capital assets (within the meaning of the Code).
The discussion is based upon the Code, Treasury Regulations, and administrative and judicial interpretations, each as of the date of this Annual Report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the IRS regarding our private offering of Shares. Prospective investors should be aware that, although we intend to adopt positions that we believe are in accord with current interpretations of the U.S. federal income tax laws, the IRS may not agree with our tax positions and that, if challenged by the IRS, such tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate, alternative minimum, or gift tax or foreign, state or local tax. It also does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.
For purposes of this discussion, a “U.S. shareholder” generally is a beneficial owner of Shares that is for U.S. federal income tax purposes:
•a citizen or individual resident of the United States;
•a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) organized in or under the laws of the U.S. or of any political subdivision thereof;
•a trust that is subject to the supervision of a court within the U.S. and the control of one or more U.S. persons or that has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person; or
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source.
A “Non-U.S. shareholder” is a beneficial owner of Shares that is not a U.S. shareholder or a partnership for U.S. tax purposes.
If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds Shares, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. Any partner of a partnership holding Shares is urged to consult its tax advisors with respect to the purchase, ownership and disposition of such shares.
Tax matters are very complicated and the tax consequences to an investor of an investment in the Shares will depend on the facts of his, her or its particular situation.

EACH PROSPECTIVE INVESTOR IS URGED TO CONSULT ITS TAX ADVISOR WITH RESPECT TO THE FEDERAL, STATE, LOCAL AND FOREIGN INCOME TAX CONSEQUENCES OF THE PURCHASE AND OWNERSHIP OF SHARES.
Taxation as a Regulated Investment Company
We intend to elect to be treated and to qualify annually as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal or state income taxes on any ordinary income or capital gains that we timely distribute to the shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and 90% of our “net tax-exempt income” (if any), which is generally the excess of our gross tax-exempt interest income over certain disallowed deductions (such requirement, the “Annual Distribution Requirement”).

If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of income we timely distribute (or are deemed to distribute) to shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to shareholders. Our qualification and taxation as a RIC depends upon our ability to satisfy on a continuing basis, through actual, annual operating results, distribution, income and asset, and other requirements imposed under the Code. However, no assurance can be given that we will be able to meet the complex and varied tests required to qualify as a RIC or to avoid corporate level tax. In addition, because the relevant laws may change, compliance with one or more of the RIC requirements may be impossible or impracticable. Although we expect to operate in a manner so as to qualify continuously as a RIC, we or our Adviser may decide in the future that we should be taxed as a C corporation, even if we would otherwise qualify as a RIC, if we determine that treatment as a C corporation for a particular year would be in our best interest. The remainder of this discussion assumes that we qualify as a RIC for each taxable year.
We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or December 31 if we so elect) and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We may be liable for the excise tax only on the amount by which we do not meet the foregoing Excise Tax Avoidance Requirement.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (collectively, the “Diversification Tests”).
Our qualification and taxation as a RIC depends upon our ability to satisfy on a continuing basis, through actual, annual operating results, distribution, income and asset, and other requirements imposed under the Code. However, no assurance can be given that we will be able to meet the complex and varied tests required to qualify as a RIC or to avoid corporate level tax. In addition, because the relevant laws may change, compliance with one or more of the RIC requirements may be impossible or impracticable. Although we expect to operate in a manner so as to qualify continuously as a RIC, we or our Adviser may decide in the future that we should be taxed as a C corporation, even if we would otherwise qualify as a RIC, if we determine that treatment as a C corporation for a particular year would be in our best interest.
We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount.
We may make equity investments in entities treated as partnerships or disregarded entities for U.S. federal income tax purposes. An entity that is properly classified as a partnership, rather than an association or publicly traded partnership taxable as a corporation, is not itself subject to U.S. federal income tax. Instead, each partner of the partnership must take into account its distributive share of the partnership’s income, gains, losses, deductions and credits (including all such items allocable to that partnership from investments in other partnerships) for each taxable year of the partnership ending with or within the partner’s taxable year, without regard to whether such partner has received or will receive corresponding cash distributions from the partnership. For the purpose of determining whether we satisfy the 90% Income Test and the Diversification Tests, the character of our distributive share of items of income, gain, losses, deductions and credits derived through any equity investments in companies that are treated as partnerships for U.S. federal income tax purposes (other than certain publicly traded partnerships), or are otherwise treated as disregarded from us for U.S. federal income tax purposes, generally will be determined as if we realized these tax items directly. In order to meet the 90% Income Test, we may structure our equity investments in a way that could increase the taxes imposed thereon or in respect thereof. For example, we may be required to hold such equity investments through a subsidiary that is treated as a corporation for U.S. federal income tax purposes. In such a case, any income from such investments is generally not expected to adversely affect our ability to meet the 90% Income Test, although such income generally would be subject to U.S. corporate federal income tax (and possibly state and local taxes), which we would indirectly bear through our ownership of such subsidiary.
We may not be able to deduct certain expenses that we have incurred or the timing of when certain expenses can be deducted may be different than how they are treated under U.S. GAAP. For example, if we incur expenses related to start-up or organizational activities, these expenses are amortized over 180 months under the Code. Because our investment taxable income may be impacted by such expenses, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we have accrued expenses under U.S. GAAP.
We are authorized to borrow funds, to sell assets and to make taxable distributions of our equity and debt securities in order to satisfy distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax at corporate rates.
Under the 1940 Act, we will not be permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. In addition, we may be prohibited under the terms of any existing or future credit facilities from making distributions unless certain conditions are satisfied. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax at corporate rates.
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for U.S. federal income tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.
Failure to Qualify as a RIC
If we are unable to qualify for treatment as a RIC in the future, and certain remedial procedures are not satisfied, we would be subject to U.S. federal income tax on such income at regular corporate rates (and also would be subject to any applicable state and local taxes), regardless of whether we make any distributions to shareholders. We would not be able to deduct distributions to shareholders, nor would distributions be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period requirements and other limitations under the Code, corporate shareholders may be eligible to claim a dividend received deduction with respect to such dividend; non-corporate shareholders may be able to treat such distributions as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all previously undistributed earnings attributable to the period during which we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain assets that we elect to recognize on requalification or when recognized over the next five years.
The Fund’s Investments—General
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and produce income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.
Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty can be as high as 30% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its shareholders.
Certain distributions reported by us as Code Section 163(j) interest dividends may be treated as interest income by shareholders for purposes of the tax rules applicable to interest expense limitations under Code Section 163(j). Such treatment by the shareholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that we are eligible to report as a Code Section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over our (i) business interest expense and (ii) other deductions properly allocable to our business interest income.
Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term will depend on how long we held a particular warrant. Upon the exercise of a warrant acquired by us, our tax basis in the stock purchased under the warrant will equal the sum of the amount paid for the warrant plus the strike price paid on the exercise of the warrant.
If we purchase shares in a “passive foreign investment company,” or “PFIC,” we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our shareholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (“QEF”) in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent we do not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our shareholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury Regulations, produce income not among the types of “qualifying income” from which a RIC must derive at least 90% of its annual gross income.
Corporate Information
Our principal executive offices are located at 600 Steamboat Road, Suite 202 Greenwich, Connecticut 06830 and our telephone number is (203) 340 8500.

Available Information
As required because of our election of BDC status, we will file annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, and any amendments to those reports, and other reports required by the federal securities laws with the SEC via the SEC’s EDGAR filing system. These reports will be available upon filing on the SEC’s website at www.sec.gov. You may access and print all documents provided through this service.
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties. If any of these risks occurs, the trading price, if any, of our securities could decline, and you might lose all or part of your investment. Our business, operating results, financial performance, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
Summary of Principal Risk Factors
The following is a summary of the principal risks that you should carefully consider before investing in our securities and is followed by a more detailed discussion of the material risks related to us and an investment in our securities.
We are subject to risks related to our business and structure, including, but not limited to the following:
•We have a limited operating history.
•We generally will not control the business operations of our portfolio companies.
•We are subject to a minimum 150% asset coverage requirement.
•Our business model depends, to a significant extent, upon our Sub-Adviser's strong referral relationships with venture capital sponsors and our Sub-Adviser's inability to develop or maintain these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
•Regulations governing our operations as a BDC affect our ability to and the way in which we raise additional capital.
•Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•Provisions in our existing and future credit facilities may limit our operations.
•We are exposed to risks associated with changes in interest rates and inflation rates.
•Most or a substantial portion of our portfolio investments will be recorded at fair value as determined in good faith by the Adviser in accordance with the 1940 Act and, as a result, there may be uncertainty as to the value of our portfolio investments.

•Internal and external cybersecurity threats, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing our ability to conduct business effectively.
We are subject to risks related to our investments, including, but not limited to the following:
•Our investments are generally illiquid, very risky and highly speculative, and you could lose all or part of your investment.
•Our investment strategy focuses on growth oriented companies, which are subject to many risks, including dependence on the need to raise additional capital, volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs, periodic downturns and below investment grade ratings, which could cause you to lose all or part of your investment in us.
•Our investments may be geographically concentrated, which may result in a single occurrence in a particular geographic area having a disproportionate negative impact on our investment portfolio.
•We may be subject to risks associated with our investments in covenant-lite loans.
•If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.
Risks Related to our Adviser, Sub-Adviser and their respective Affiliates
•Our Sub-Adviser may face conflicts of interest in allocating investment opportunities between us and itself and its affiliates.
•Our success will depend on the ability of the Adviser and the Sub-Adviser and certain of their affiliates to attract and retain qualified personnel in a competitive environment.
Risks related to an investment in our securities include, but are not limited to, the following:
•Investing in our Shares involves a high degree of risk, including the risk of dilution.
•Our Shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our shareholders will have limited liquidity.
•Although we have adopted a share repurchase program, we have discretion to not repurchase your Shares, to suspend the program, and to cease repurchases.
•Our cash distributions to shareholders may change and a portion of our distributions to shareholders may be a return of capital.
•We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.
•Our shareholders may receive additional Shares as distributions, which could result in adverse tax consequences to them.
•If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. shareholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
We are subject to risks related to U.S. federal income tax including, but not limited to, the following:

•We will be subject to U.S. federal income tax at corporate rates if we are unable to maintain qualification as RIC under Subchapter M of the Code.
•We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
Risks Related to Our Business and Structure
We have a limited operating history.
We were formed in May 2024 and have a limited operating history, and we have limited financial information on which a prospective investor can evaluate an investment in our Shares or our prior performance. As a result, we are subject to all of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless.
Additionally, the results of any other funds and accounts managed by the Adviser, the Sub-Adviser or their respective affiliates will not be indicative of the results that we may achieve.
Our investment strategy focuses on growth-oriented companies, which are subject to many risks, including dependence on the need to raise additional capital, volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs, periodic downturns and below investment grade ratings, which could cause you to lose all or part of your investment in us.
We intend to invest primarily in growth-oriented companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns, compared to more mature companies. The revenues, income (or losses), and projected financial performance and valuations of growth-oriented companies can and often do fluctuate suddenly and dramatically. For these reasons, investments in our portfolio companies, if rated by one or more ratings agency, would typically be rated below “investment grade,” which refers to securities rated by rating agencies below the four highest rating categories. Our target growth-oriented companies may be geographically concentrated which may result in them being highly susceptible to materially negative local, political, natural and economic events. In addition, high growth industries are generally characterized by abrupt business cycles and intense competition. Overcapacity in high growth industries, together with cyclical economic downturns, may result in substantial decreases in the value of many growth-oriented companies and/or their ability to meet their current and projected financial performance to service our debt. Furthermore, growth-oriented companies also typically rely on venture capital and private equity investors, or initial public offerings, or sales for additional capital.
Venture capital firms in turn rely on their limited partners to pay in capital over time in order to fund their ongoing and future investment activities. To the extent that venture capital firms’ limited partners are unable or choose not to fulfill their ongoing funding obligations, the venture capital firms may be unable to continue operationally and/or financially supporting the ongoing operations of our portfolio companies which could materially and adversely impact our financing arrangement with the portfolio company.
These companies, their industries, their products and customer demand and the outlook and competitive landscape for their industries are all subject to change which could adversely impact their ability to execute their business plans and generate cash flow or raise additional capital that would serve as the basis for repayment of our loans. Therefore, our growth-oriented companies may face considerably more risk of loss than do companies at other stages of development.
Any investment in an issuer carries the risk that the issuer will make a material misrepresentation or omission in connection with the investment. Such inaccuracy or incompleteness could adversely affect, among other things, the valuation of collateral underlying loans or other debt obligations, our ability to perfect or effectuate a lien on the collateral securing a loan or other debt obligation, the financial condition of the issuer or the business prospects of the issuer. We will rely upon the accuracy and completeness of representations made by the underlying obligors or issuers to the extent reasonable. However, there can be no guarantee that these representations are accurate or complete.
We generally will not control the business operations of our portfolio companies.
We anticipate that we will acquire a significant percentage of our portfolio company investments from privately held companies in directly negotiated transactions. We do not expect to control most of our portfolio companies, although we may have board representation or board observation rights, and our debt agreements may impose certain restrictive covenants on our borrowers. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor and could decrease the value of our portfolio holdings.
We are subject to a minimum 150% asset coverage requirement.
A BDC may increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150% if certain requirements are met. The reduced asset coverage requirement permits a BDC to borrow up to two dollars for every dollar it has in assets less all liabilities and indebtedness not represented by senior securities issued by it. Because our initial shareholders approved a proposal to reduce the asset coverage ratio to 150%, the ratio applicable to our senior securities is 150% following our election to be regulated as a BDC.
Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we may use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the NAV attributable to our Shares to increase more sharply than it would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions or pay dividends on our Shares, make scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.
Indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under outstanding indebtedness.
Currently, we have secured indebtedness outstanding under the KeyBank Credit Facility and unsecured indebtedness outstanding related to the Series A Notes, and may incur additional indebtedness in the future. The use of debt could have significant consequences on our future operations, including:
•making it more difficult for us to meet our payment and other current indebtedness and/or any other outstanding indebtedness which we may incur in the future;
•resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in substantially all of our debt becoming immediately due and payable;
•reducing the availability of our cash flow to fund investments, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
•subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates; and
•limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the KeyBank Credit Facility and the Series A Notes and/or any other outstanding indebtedness we may incur in the future.
Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our financing arrangements or otherwise in an amount sufficient to enable us to pay our indebtedness, including under the KeyBank Credit Facility and the Series A Notes and/or any other outstanding indebtedness we may incur in the future, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including under the KeyBank Credit Facility and the Series A Notes and/or any other outstanding indebtedness we may incur in the future, on or before the scheduled maturity. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our shareholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements, including our payment obligations under the KeyBank Credit Facility and the Series A Notes.
Provisions in our existing and future credit facilities may limit our operations.
At our discretion, we have utilized and may continue to utilize the leverage available under the KeyBank Credit Facility for investment and operating purposes. Additionally, we may in the future enter into additional credit facilities. To the extent we borrow money to make investments, the applicable credit facility may be backed by all or a portion of our loans and securities on which the lender will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with a lender. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lenders or their designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, any security interests and/or negative covenants required by any credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under any credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.
In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.
Any defaults under a credit facility could adversely affect our business.
In the event we default under any credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the credit facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such credit facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are exposed to risks associated with changes in interest rates.
Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of declining interest rates, our interest income and our net investment income could be reduced as the interest income earned on our floating rate debt investments declines and any new fixed rate debt may be issued at lower coupon rates. Additionally, in periods of declining interest rates, the rate of prepayments may increase as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, reinvestment of the prepayment proceeds by us generally may be at lower rates of return than the return on the assets that were prepaid. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income.
Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as Secured Overnight Financing Rate (“SOFR”) floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.
If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.
The equipment financing industry is highly competitive and competitive forces could adversely affect the financing rates and resale prices that we may realize on our equipment financing investment portfolio and the prices that we have to pay to acquire our investments.
As part of our investment strategy, we engage in equipment financing, through which we finance equipment to growth-oriented companies. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the type of financing, the lease or loan term and type of equipment. In seeking equipment financing transactions, we will compete with financial institutions, manufacturers and public and private leasing companies, many of which may have greater financial resources than us. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive terms. Furthermore, many of our competitors are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.
Some types of equipment are under special government regulation which may make the equipment more costly to acquire, own, maintain under equipment financings and leases, and sell.
The use, maintenance and ownership of certain types of equipment that we finance or lease are regulated by federal, state and/or local authorities. Regulations may impose restrictions and financial burdens on our ownership and operation of equipment. Changes in government regulations, industry standards or deregulation may also affect the ownership, operation and resale value of equipment. For example, certain types of equipment are subject to extensive safety and operating regulations imposed by government and/or industry self- regulatory organizations which may make these types of equipment more costly to acquire, own, maintain under equipment financings and leases, and sell. These agencies or organizations may require changes or improvements to equipment, and we may have to spend our own capital to comply. These changes may also require the equipment to be removed from service for a period of time. The terms of equipment financings or leases may provide for payment reductions if the equipment must remain out of service for an extended period or is removed from service. We may then have reduced operating revenues from equipment financings or leases for these items of equipment. If we did not have the capital to make a required change, we might be required to sell the affected equipment or to sell other items of its equipment in order to obtain the necessary cash; in either event, we could suffer a loss on our investment and might lose future revenues, and we might also have adverse tax consequences.
Our investments in equipment leasing companies are exposed to fluctuations in the demand for and valuation of the underlying assets.
Our investments in equipment leasing business is exposed to asset risk resulting from ownership of the equipment on operating lease. Asset risk arises from fluctuations in supply and demand for the underlying leased equipment. We are exposed to the risk that, at the end of the lease term or in the event of early termination, the value of the asset will be lower than expected, resulting in reduced future lease income over the remaining life of the asset or a lower sale value. Demand for and the valuation of the leased equipment is sensitive to shifts in general and industry-specific economic and market trends, governmental regulations and changes in trade flows from specific events such as natural or man-made disasters. Although we monitor the value of the underlying assets and certain factors that may potentially impact the value of the equipment, there is no assurance that the value of these assets will not be adversely impacted by industry, market, economic, regulatory or other conditions.
Our portfolio companies operating in the life science industry are subject to extensive government regulation and certain other risks particular to that industry.
As part of our investment strategy, we have invested, and plan to invest in the future, in companies in the life science industry.
Such portfolio companies are subject to extensive regulation by the Food and Drug Administration and to a lesser extent, other federal and state agencies. If any of these portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. In addition, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a portfolio company in this industry.
The successful and timely implementation of the business model of life science companies depends on their ability to adapt to changing technologies and introduce new products. The success of new product offerings will depend, in turn, on many factors, including the ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economic and timely manner, obtain or maintain advantageous positions with respect to intellectual property, and differentiate products from those of competitors.
Further, the development of products (including medical devices or drugs) by life science companies requires significant research and development, clinical trials and regulatory approvals. The results of product development efforts may be affected by a number of factors, including the ability to innovate, develop and manufacture new products, complete clinical trials, obtain regulatory approvals and reimbursement by insurers in the United States (including Medicare and Medicaid) and abroad, or gain and maintain market approval of products. In addition, patents attained by others can preclude or delay the commercialization of a product. There can be no assurance that any products now in development will achieve technological feasibility, obtain regulatory approval, or gain market acceptance. Failure can occur at any point in the development process, including after significant funds have been invested. Products may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, failure to achieve market adoption, limited scope of approved uses, excessive costs to manufacture, failure to establish or maintain intellectual property rights, infringement by others of a company’s intellectual property rights, or infringement by a company of intellectual property rights of others.
Portfolio companies in the life science industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.
We are exposed to risks relating to our specialty finance products.
We rely on the structural features embedded in our specialty financing and asset-based products to mitigate the credit risk associated with such products. With respect to our asset-based loans, we generally limit our lending to a percentage of the customer’s borrowing base assets that we believe can be readily liquidated in the event of financial distress of the borrower. With respect to our factoring products, we purchase the underlying invoices of our customers and become the direct payee under such invoices, thus transferring the credit risk in such transactions from our customers to the underlying account debtors on such invoices. In the event one or more of our customers fraudulently represents the existence or valuation of borrowing base assets in the case of an asset-based loan, or the existence or validity of an invoice we purchase in the case of a factoring transaction, we may advance more funds to such customer than we otherwise would and lose the benefit of the structural protections of our asset-based lending and factoring products, there is no guarantee such controls will be effective.
We are subject to risks inherent in the equipment financing business that may adversely affect our ability to finance our portfolio on terms which will permit us to generate profitable rates of return for investors.
A number of economic conditions and market factors, many of which we cannot control, could threaten our ability to operate profitably. These include changes in economic conditions, including fluctuations in demand for equipment, interest rates and inflation rates; the timing of purchases and the ability to forecast technological advances for equipment; technological and economic obsolescence; and increases in our expenses.
Demand for equipment fluctuates and periods of weak demand could adversely affect the equipment financing rates and resale prices that we may realize on our investment portfolio while periods of high demand could adversely affect the prices that we have to pay to acquire our investments. Such fluctuations in demand could therefore adversely affect the ability of a leasing program to invest its capital in a timely and profitable manner.
Equipment lessors have experienced a more difficult market in which to make suitable investments during historical periods of reduced growth and recession in the U.S. economy as a result of the softening demand for capital equipment during these periods. An economic recession resulting in lower levels of capital expenditure by businesses may result in more used equipment becoming available on the market and downward pressure on prices and equipment financing rates due to excess inventory. Periods of low interest rates exert downward pressure on equipment financing rates and may result in less demand for equipment financings. Furthermore, a decline in corporate expansion or demand for capital goods could delay investment of our capital and its production of financing revenues. There can be no assurance as to what future developments may occur in the economy in general or in the demand for equipment and other asset-based financing in particular.
Our investments may be geographically concentrated, which may result in a single occurrence in a particular geographic area having a disproportionate negative impact on our investment portfolio.
Investments in a particular geographic region may be particularly susceptible to economic conditions and regulatory requirements. To the extent our investments are concentrated in a particular region or group of regions, our investment portfolio may be more volatile than a more geographically diversified investment portfolio. Any deterioration in the economy, or adverse events in a region, may increase the rate of delinquency and default experience (and as a consequence, losses) with respect to our investments in such region. As a result, we may be more susceptible to being adversely affected by any single occurrence in those regions.
For example, portfolio companies in California may be particularly susceptible to certain types of hazards, such as earthquakes, floods, mudslides, wildfires and other national disasters, which could have a negative impact on their business and negatively impacting such company’s ability to meet their obligations under their debt securities that we hold. Additionally, adverse economic conditions or other factors particularly affecting a specific region could increase the risk of loss on our investments.
Our relationship with certain portfolio companies may expose us to our portfolio companies’ trade secrets and confidential information which may require us to be parties to non-disclosure agreements and restrict us from engaging in certain transactions.
Our relationship with some of our portfolio companies may expose us to our portfolio companies’ trade secrets and confidential information (including transactional data and personal data about their employees and clients) which may require us to be parties to non-disclosure agreements and restrict us from engaging in certain transactions. Unauthorized access or disclosure of such information may occur, resulting in theft, loss or other misappropriation. Any theft, loss, improper use, such as insider trading or other misappropriation of confidential information could have a material adverse impact on our competitive positions, our relationship with our portfolio companies and our reputation and could subject us to regulatory inquiries, enforcement and fines, civil litigation (which may cause us to incur significant expense or expose us to losses) and possible financial liability or costs.
Our investments in portfolio companies may be risky, and you could lose all or part of your investment.
The companies in which we invest may be highly leveraged companies, which involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. In addition, any junior secured loans will generally be subordinated to senior loans. As such, to the extent we hold junior secured loans, other creditors may rank senior to us in the event of an insolvency, bankruptcy or liquidation.
In addition, investing in small, fast-growing, private companies involves a number of significant risks, including the following:
•these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. This failure to meet obligations may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions and general economic downturns;
•they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion, or maintain their competitive position;
•In addition, our executive officers, and trustees may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding debt upon maturity.
Our investments are very risky and highly speculative.
We intend to invest primarily in secured loans and select equity and equity-related investments issued by, and provide equipment financing to, small, fast-growing private companies. We intend to invest primarily in secured loans made to companies whose debt has generally not been rated by any rating agency, although we would expect such debt, if rated, to fall below investment grade. Securities rated below investment grade are often referred to as “high yield” securities and “junk bonds,” and are considered “high risk” and speculative in nature compared to debt instruments that are rated above investment grade because of the credit risk of the issuers. Such issuers are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could have a material adverse effect on our performance.
Generally, little public information exists about the types of companies in which we invest, and we are required to rely on the ability of our senior management team and investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.
Senior Secured Loans. There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our liens on the collateral securing our loans could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be compelled to enforce our remedies. Further, no active trading market may exist or be maintained for certain senior secured loans. Illiquidity and adverse market conditions may mean that we may not be able to sell senior secured loans quickly or at a fair price. To the extent that a secondary market does exist for certain senior secured loans, the market for them may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods.

Second Lien Secured Loans. In structuring our loans, we may subordinate our security interest in certain assets of a borrower to another lender, usually a bank, such that we hold a second lien secured loan. In these situations, all of the risks identified above regarding senior secured loans would be present and additional risks inherent in holding a junior security position would also be present, including that our second lien secured loans generally would be subordinated to senior loans and other creditors may rank senior to us in the event of default, insolvency or liquidation. In addition, these securities may not be protected by all of the financial covenants, such as limitations upon additional indebtedness, typically protecting such senior debt. In the event a portfolio company cannot generate adequate cash flow to meet senior debt service, we may suffer a partial or total loss of our investment in a second lien secured loan..
Equity and Equity-Related Investments. When we invest in secured loans, we may acquire equity and equity-related securities as well. In addition, we may invest directly in the equity and equity-related securities of portfolio companies. The equity and equity-related interests we receive may not appreciate in value and may in fact decline in value. Accordingly, we may not be able to realize gains from our equity and equity-related interests, and any gains that we do realize on the disposition of any equity and equity-related interests may not be sufficient to offset any other losses we experience.
We may be subject to risks associated with our investments in covenant-lite loans.
We have invested in and may in the future invest in or obtain significant exposure to covenant-lite loans, which means the obligations contain fewer maintenance covenants than other obligations, or no maintenance covenants, and may not include terms that allow the lender to monitor the financial performance of the borrower, including financial ratios, and declare a default if certain financial criteria are breached. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is generally required under a covenant-heavy loan agreement. Generally, covenant-lite loans provide borrowers more freedom to negatively impact lenders because their covenants, if any, tend to be incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Our investment in or exposure to a covenant-lite loan may potentially hinder our ability to reprice credit risk associated with the issuer and reduce our ability to restructure a problematic loan and mitigate potential loss. As a result, our exposure to losses may be increased, which could result in an adverse impact on our revenues, net income and NAV.
If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.
There is a risk that the collateral securing our secured loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, may be liquidated at a price lower than what we consider to be fair value and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a borrower to raise additional capital, which could materially and adversely affect our ability to recover our investment.
In addition, a substantial portion of the assets securing our investment may be in the form of intellectual property, inventory and equipment and, to a lesser extent, cash and accounts receivable. Intellectual property, if any, that is securing our loan could lose value if, among other things, the borrower’s rights to the intellectual property are challenged or if the borrower’s license to the intellectual property is revoked or expires. Inventory may not be adequate to secure our loan if our valuation of the inventory at the time that we made the loan was not accurate or if there is a reduction in the demand for the inventory.
Similarly, any equipment securing our loan may not provide us with the anticipated security if there are changes in technology or advances in new equipment that render the particular equipment obsolete or of limited value, or if the borrower fails to adequately maintain or repair the equipment. The residual value of the equipment at the time we would take possession may not be sufficient to satisfy the outstanding debt and we could experience a loss on the disposition of the equipment. Any one or more of the preceding factors could materially impair our ability to recover our investment in a foreclosure.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
Although our investments are primarily secured, some investments may be unsecured and subordinated to substantive amounts of senior indebtedness. The portfolio companies in which we invest usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After paying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
Additionally, certain loans that we make to portfolio companies may be secured on a second-priority basis by the same collateral securing senior secured debt of such companies. The first-priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first-priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first-priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second-priority liens, then, to the extent not repaid from the proceeds of the sale of the collateral, we will only have an unsecured claim against the portfolio company’s remaining assets, if any.
The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt, including in unitranche transactions. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:
•the ability to cause the commencement of enforcement proceedings against the collateral;
•the ability to control the conduct of such proceedings;
•the approval of amendments to collateral documents;
•releases of liens on the collateral; and
•waivers of past defaults under collateral documents.
We may not have the ability to control or direct such actions, even if our rights are adversely affected. In addition, a bankruptcy court may choose not to enforce an intercreditor agreement or other agreement with creditors.
We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
We may also make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are generally more volatile than secured loans and are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high loan-to-value ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.
Our portfolio may have significant exposure to one or more specific industries, which may subject us to a risk of significant loss in a particular investment or investments if there is a downturn in that particular industry.
Our portfolio may have significant exposure to one or more specific industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.
We may invest in non-sponsor backed companies, which may subject us to additional risks.
We may invest in technology-related companies that do not have venture capital or private equity firms as equity investors, and these companies may entail a higher risk of loss than do companies with institutional equity investors, which could increase the risk of loss of our investment.
Our portfolio companies may require substantial additional equity financing to satisfy their continuing working capital and other cash requirements and, in most instances, to service the interest and principal payments on our investment. Portfolio companies that do not have venture capital or private equity investors may be unable to raise any additional capital to satisfy their obligations or to raise sufficient additional capital to reach the next stage of development. Portfolio companies that do not have venture capital or private equity investors may be less financially sophisticated and may not have access to independent members to serve on their boards, which means that they may be less successful than portfolio companies sponsored by venture capital or private equity firms. Accordingly, financing these types of companies may entail a higher risk of loss than would financing companies that are sponsored by venture capital or private equity firms. Further, a lack of initial public offering or merger and acquisition opportunities for private companies could cause some venture capital, institutional, and other sponsor firms to change their strategies, leading some of them to reduce funding to their portfolio companies and making it more difficult for such companies to access capital, which could adversely impact their operations and result in unrealized depreciation and realized losses in our investments in such portfolio companies.
Our investments in portfolio companies may expose us to environmental risks.
We may invest in portfolio companies that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements and environmental costs that could place increasing financial burdens on such portfolio entities. Required expenditures for environmental compliance may adversely impact investment returns on portfolio companies. The imposition of new environmental and other laws, regulations and initiatives could adversely affect the business operations and financial stability of such portfolio companies.

There can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on our portfolio companies. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio companies will not cause injury to the environment or to people under all circumstances or that the portfolio companies will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a material adverse effect on a portfolio company, and we can offer no assurance that any such portfolio companies will at all times comply with all applicable environmental laws, regulations and permit requirements.
The majority of our portfolio companies will need multiple rounds of additional financing to repay their debts to us and continue operations. Our portfolio companies may not be able to raise additional financing, which could harm our investment returns.
The majority of our portfolio companies will often require substantial additional equity financing to satisfy their continuing working capital and other cash requirements and, in most instances, to service the interest and principal payments on our investment. Each round of venture financing is typically intended to provide a company with only enough capital to reach the next stage of development. We cannot predict the circumstances or market conditions under which our portfolio companies will seek additional capital. It is possible that one or more of our portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us, either of which would negatively impact our investment returns. Some of these companies may be unable to obtain sufficient financing from private investors, public capital markets or traditional lenders. This may have a significant impact if the companies are unable to obtain certain federal, state or foreign agency approval for their products or the marketing thereof, or if regulatory review processes extend longer than anticipated, and the companies need continued funding for their operations during these times. Accordingly, financing these types of companies may entail a higher risk of loss than would financing companies that are able to utilize traditional credit sources.
If our portfolio companies are unable to commercialize their technologies, products, business concepts or services, the returns on our investments could be adversely affected.
The value of our investments in our portfolio companies may decline if they are not able to commercialize their technology, products, business concepts or services. Additionally, although some of our portfolio companies may already have a commercially successful product or product line at the time of our investment, information technology, e-commerce, life science, and energy technology-related products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies often depends on their ability to continually innovate in increasingly competitive markets. If they are unable to do so, our investment returns could be adversely affected and their ability to service their debt obligations to us over the term of the loan could be impaired. Our portfolio companies may be unable to acquire or develop any new products successfully, and the intellectual property they currently hold may not remain viable. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we will have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.
If our portfolio companies are unable to protect their intellectual property rights, our business and prospects could be harmed, and if portfolio companies are required to devote significant resources to protecting their intellectual property rights, the value of our investment could be reduced.
Our future success and competitive position will depend in part upon the ability of our portfolio companies to obtain, maintain and protect proprietary technology used in their products and services. Our portfolio companies will rely, in part, on patent, trade secret, and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Portfolio companies may, from time to time, be required to institute litigation to enforce their patents, copyrights, or other intellectual property rights; protect their trade secrets; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources. Similarly, if a portfolio company is found to infringe or misappropriate a third-party’s patent or other proprietary rights, it could be required to pay damages to the third-party, alter its products or processes, obtain a license from the third-party, and/or cease activities utilizing the proprietary rights, including making or selling products utilizing the proprietary rights. Any of the foregoing events could negatively affect both the portfolio company’s ability to service our debt investment and the value of any related debt and equity securities that we own, as well as any collateral securing our investment.
The lack of liquidity in our investments may adversely affect our business.
All or a substantial portion of our assets may be invested in illiquid securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to pay distributions to our shareholders and to maintain our election to be regulated as a BDC and qualify as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material nonpublic information regarding such portfolio company or we become subject to trading restrictions under the internal trading policies of those companies as a result of applicable law or regulations.
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith in accordance with Rule 2a-5 under the 1940 Act. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.
Our portfolio companies may prepay loans, which prepayment may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.
The loans that will underlie our portfolio may be callable at any time, and many of them can be repaid with no premium to par. It is not clear at this time when or if any loan might be called. Whether a loan is called will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. Risks associated with owning loans include the fact that prepayments may occur at any time, sometimes without premium or penalty, and that the exercise of prepayment rights during periods of declining spreads could cause us to reinvest prepayment proceeds in lower-yielding instruments. In the case of some of these loans, having the loan called early may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, especially during periods of declining interest rates in the broader market.

To the extent original issue discount ("OID") and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
Our investments may include OID and PIK instruments. To the extent OID and PIK constitutes a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
•We must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID, PIK or other amounts accrued will be included in investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy our annual distribution requirements, even though we will not have received any corresponding cash amount. As a result, we may have to sell some of our investments at times or at prices that would not be advantageous to us, raise additional debt or equity capital or forgo new investment opportunities.
•The higher yield of OID and PIK instruments reflects the payment deferral and credit risk associated with these instruments.
•Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral.
•OID and PIK instruments generally represent a significantly higher credit risk than cash coupon loans.
•OID and PIK income received by us may create uncertainty about the source of our cash distributions to shareholders. For accounting purposes, any cash distributions to shareholders representing OID, PIK or market discount income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. Thus, although a distribution of OID, PIK or market discount interest comes from the cash invested by the shareholders, Section 19(a) of the 1940 Act does not require that shareholders be given notice of this fact by reporting it as a return of capital.
•The deferral of PIK interest has a negative impact on liquidity, as it represents non-cash income that may require distribution of cash dividends to shareholders in order to maintain our RIC tax treatment. In addition, the deferral of PIK interest also increases the loan-to-value ratio at a compounding rate, thus, increasing the risk that we will absorb a loss in the event of foreclosure.
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments in order to attempt to preserve or enhance the value of our initial investment. We have discretion to make follow-on investments, subject to the availability of capital resources and the provisions of the 1940 Act. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements or the desire to maintain our RIC status.
Because we will not hold controlling equity interests in the majority of our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies, which could decrease the value of our investments.
We do not expect to hold controlling equity positions in the majority of our portfolio companies. Our debt investments may provide limited control features such as restrictions on the ability of a portfolio company to assume additional debt or to use the proceeds of our investment for other than certain specified purposes. “Control” under the 1940 Act is presumed at more than 25% equity ownership and may also be present at lower ownership levels where we provide managerial assistance. When we do not acquire a controlling equity position in a portfolio company, we may be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or shareholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity and equity-related investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.
Loans may become non-performing for a variety of reasons.
A loan or debt obligation may become non-performing for a variety of reasons. Such non-performing loans may require substantial workout negotiations or restructuring that may entail, among other things, a substantial reduction in the interest rate, a substantial write-down of the principal amount of the loan and/or the deferral of payments. In addition, such negotiations or restructuring may be quite extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery. We may also incur additional expenses to the extent that it is required to seek recovery upon a default on a loan or participate in the restructuring of such obligation. The liquidity for defaulted loans may be limited, and to the extent that defaulted loans are sold, it is highly unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest thereon. In connection with any such defaults, workouts or restructuring, although we exercise voting rights with respect to an individual loan, we may not be able to exercise votes in respect of a sufficient percentage of voting rights with respect to such loan to determine the outcome of such vote.
Defaults by our portfolio companies will harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, we have invested in and may in the future invest in or obtain significant exposure to “covenant-lite” loans. Generally, covenant-lite loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, because we invest in and have exposure to covenant-lite loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
Further, many of our investments will likely have a principal amount outstanding at maturity, which could result in a substantial loss to us if the borrower is unable to refinance or repay.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. See "—We are exposed to risks associated with changes in interest rates."
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
Rule 18f-4 under the 1940 Act (Rule 18f-4") requires BDCs that use derivatives to comply with certain value-at-risk (“VaR”) leverage limits, a derivatives risk management program and board oversight and reporting requirements. These requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. We currently operate as a “limited derivatives user” which may limit our ability to use derivatives and/or enter into certain other financial contracts. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action.
Rule 18f-4 also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provision of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the asset coverage ratios as discussed herein. In addition, under the “delayed-settlement securities” provision of Rule 18f-4, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date. We may otherwise engage in such transaction as a “derivatives transaction” for purposes of compliance with the rule. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due. We cannot predict the effects of these requirements.
We may be subject to risks related to bank impairments or failures either directly or through our portfolio companies, which, in turn, could indirectly impact our performance and results of operations.
In March 2023, the U.S. Federal Deposit Insurance Corporation (“FDIC”) took control of Silicon Valley Bank and Signature Bank, and in May 2023, the FDIC took control of First Republic Bank due to liquidity concerns. The impairment or failure of one or more banks with whom any of our portfolio companies transact may inhibit the ability of our portfolio companies to access depository accounts, investment accounts or credit facilities at such banks, which, in turn, may cause them to default on their debt obligations to us, resulting in impacts to our performance. In the event of such a failure of a banking institution where one or more of our portfolio companies holds depository accounts, access to such accounts could be restricted and FDIC protection may not be available for balances in excess of amounts insured by the FDIC. In such instances, our affected portfolio companies may not be able to recover such excess, uninsured amounts, and they may not be able to cure any defaults. Additionally, unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm business, financial condition, operating results and prospects. We closely monitor activity in the banking sector as it relates to any of our borrowers and continually assess any potential indirect impact to us as a result of the same.

The disposition of our investments may result in contingent liabilities.
A significant portion of our investments may involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us. We may not realize gains from our equity and equity-related investments. We have made, and may in the future, make investments that include warrants or other equity or equity-related securities. In addition, we have made, and may from time to time make, non-control, equity co-investments in companies in conjunction with private equity sponsors. Our goal is ultimately to realize gains upon our disposition of such equity and equity-related interests. However, the equity and equity-related interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity and equity-related interests, and any gains that we do realize on the disposition of any equity and equity-related interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity and equity-related securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.
We may be subject to additional risks if we invest in foreign securities and/or engage in hedging transactions.
The 1940 Act generally requires that 70% of our investments be in issuers each of whom, in addition to other requirements, is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. As a result of these requirements, our investment strategy does not contemplate a significant number of investments in securities of non-U.S. companies. We expect that investments in non-U.S. companies would focus on the same investments that we intend to make in U.S. growth-oriented companies and, accordingly, would be complementary to our overall strategy and enhance the diversity of our holdings.
Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), currency fluctuations, less liquid markets, less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.
Although we expect that all or substantially all of our investments will be U.S. dollar denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. Even where our investments are U.S. dollar denominated, the revenues and cost of such non-U.S. companies may be more subject to currency fluctuations that could negatively impact the financial results of such companies and their ability to repay us or impair the value of their equity. As discussed below, we may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

To the extent that these investments are denominated in a foreign currency, we may engage in hedging transactions. Engaging in either hedging transactions or investing in foreign securities would entail additional risks to our shareholders. We may, for example, use instruments such as interest rate swaps, caps, collars and floors, forward contracts or currency options or borrow under a credit facility in foreign currencies to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price.
While we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations.
Risks Related to our Adviser, Sub-Adviser and their respective Affiliates
Our Sub-Adviser may face conflicts of interest in allocating investment opportunities between us and itself and its affiliates.
The investment professionals utilized by our Sub-Adviser will also be the investment professionals responsible for investing and managing Trinity and other Trinity affiliated funds’ securities portfolios. These professionals will be responsible for allocating investment opportunities between us and other Trinity affiliated funds. Our exemptive relief imposes on our Sub-Adviser the obligation to evaluate whether each investment opportunity its investment professionals review for Trinity and other Trinity affiliated funds is also appropriate for us and to propose an allocation of such opportunity to us if it deems such opportunity to be appropriate. If our Sub-Adviser arbitrarily determines that certain investment opportunities are appropriate for Trinity and other Trinity affiliated funds but not appropriate for us, or if our Sub-Adviser proposes an allocation of an investment opportunity to us that is disproportionately small relative to the proposed allocation to other Trinity affiliated funds and our ability to fund the investment, our operating results could be adversely affected.
The Adviser, the Sub-Adviser and the Administrator each has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
The Adviser, the Sub-Adviser and the Administrator each has the right, under the Investment Advisory Agreement, Sub-Advisory Agreement and Administration Agreement, respectively, to resign upon 60 days’ notice, whether we have found a replacement or not. If the Adviser, the Sub-Adviser or the Administrator resigns, we may not be able to find a new investment adviser or hire internal management, or find a new administrator, as the case may be, with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations, as well as our ability to make distributions to our shareholders and other payments to securityholders, are likely to be adversely affected. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser, the Sub-Adviser and the Administrator and their affiliates. Even if we are able to retain comparable management and administration, whether internal or external, the integration of such management and their lack of familiarity with our investment objectives and operations would likely result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Our success will depend on the ability of the Adviser and the Sub-Adviser and certain of their affiliates to attract and retain qualified personnel in a competitive environment.
Our growth will require that the Adviser, the Sub-Adviser and certain of their affiliates attract and retain new investment and administrative personnel in a competitive market. Their ability to attract and retain personnel with the requisite credentials, experience and skills will depend on several factors including their ability to offer competitive compensation, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds, mezzanine funds and business development companies) and traditional financial services companies, with which the Adviser and Sub-Adviser will compete for experienced personnel have greater resources than the Adviser and the Sub-Adviser have. Our ability to achieve our investment objective will be highly dependent on the skills of the Adviser, the Sub-Adviser and certain of their affiliates to analyze, acquire, originate and manage our assets. As a result, we are dependent on the experience and expertise of certain individuals associated with the Adviser and the Sub-Adviser, any of whom may cease to be associated with the Adviser or the Sub-Adviser at any point. The loss of one or more of these individuals could have a material adverse effect on our ability to achieve our investment objective.
There are significant actual and potential conflicts of interest which could impact our investment returns.
Our executive officers and interested Trustees, and the Adviser, the Sub-Adviser and certain of their respective affiliates and their officers and employees, including the Adviser’s senior investment professionals and members of the Sub-Adviser Investment Committee, have several conflicts of interest as a result of the other activities in which they engage. For example, the members of the Adviser’s and Sub-Adviser’s investment teams are and may in the future become affiliated with entities engaged in business activities similar to ours and may have conflicts of interest in allocating their time. Moreover, each of the Adviser’s senior investment professionals and members of the Sub-Adviser Investment Committee are engaged in other business activities which divert their time and attention. The professional staff of the Adviser and the Sub-Adviser devote as much time to us as such professionals deem appropriate to perform their duties in accordance with the Investment Advisory Agreement and Sub-Advisory Agreement, as applicable. However, such persons may be committed to providing investment advisory and other services for other clients, and engage in other business ventures in which we have no interest. As a result of these separate business activities, the Adviser has conflicts of interest in allocating management time, services and functions among us, other advisory clients and other business ventures.
Our base management fee is directly impacted by our leverage.
Leverage will directly impact the base management fee which is calculated based of our Managed Assets. Therefore, any increase in leverage will increase the base management fee. In addition, the fact that the base management fee is payable based upon our Managed Assets, which would include any borrowings for investment purposes, creates an incentive for the Adviser to cause us to use leverage to make additional investments, including when it may not be appropriate to do so.
Our incentive fee structure may incentivize the Adviser and the Sub-Adviser to pursue speculative investments, use leverage when it may be unwise to do so, or refrain from de-levering when it would otherwise be appropriate to do so.
The incentive fee payable by us to the Adviser and the Sub-Adviser may create an incentive for the Adviser and the Sub-Adviser to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns. The incentive fee payable to the Adviser and Sub-Adviser is based on our Pre-Incentive Fee Net Investment Income, as calculated in accordance with our Investment Advisory Agreement. This may encourage the Adviser to use leverage to increase the return on our investments, even when it may not be appropriate to do so, and to refrain from de-levering when it would otherwise be appropriate to do so. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our securities.

We may be obligated to pay the Adviser and the Sub-Adviser incentive compensation even if we incur a loss or with respect to investment income that we have accrued but not received.
The Adviser and the Sub-Adviser are entitled to incentive compensation for each fiscal quarter based on our Pre-Incentive Fee Net Investment Income, if any, for the immediately preceding calendar quarter above a performance threshold for that quarter. Accordingly, since the performance threshold is based on a percentage of our NAV, decreases in our NAV make it easier to achieve the performance threshold. Our Pre-Incentive Fee Net Investment Income for incentive compensation purposes excludes realized and unrealized capital losses or depreciation that we may incur in the fiscal quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay the Adviser and the Sub-Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. In addition, Pre-Incentive Fee Net Investment Income includes accrued income that we have not yet received in cash. The Adviser and the Sub-Adviser are not obligated to return the Incentive Fee based on accrued income that is later determined to be uncollectible in cash.
Any incentive fee payable by us that relates to our Pre-Incentive Fee Net Investment Income may be computed and paid on income that may include interest that has been accrued, but not yet received, including OID, which may arise if we receive fees in connection with the origination of a loan or possibly in other circumstances, or contractual PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. To the extent we do not distribute accrued PIK interest, the deferral of PIK interest has the simultaneous effects of increasing the assets under management and increasing the base management fee at a compounding rate, while generating investment income and increasing the incentive fee at a compounding rate. In addition, the deferral of PIK interest would also increase the loan-to-value ratio at a compounding rate if the issuer’s assets do not increase in value, and investments with a deferred interest feature, such as PIK interest, may represent a higher credit risk than loans on which interest must be paid in full in cash on a regular basis.
For example, if an entity defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. Neither the Adviser nor the Sub-Adviser is under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in us paying an incentive fee on income that we never received.
The Adviser’s and the Sub-Adviser’s liability is limited under the Investment Advisory Agreement and the Sub-Advisory Agreement, respectively, and we have agreed to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
Under the Investment Advisory Agreement and the Sub-Advisory Agreement, the Adviser and Sub-Adviser, respectively, do not assume any responsibility to us other than to render the services called for under the agreement, and they are not responsible for any action of our Board of Trustees in following or declining to follow the Adviser’s advice or recommendations. The Adviser and the Sub-Advisory maintain a contractual and fiduciary relationship with us. Under the terms of the Investment Advisory Agreement and the Sub-Advisory Agreement, the Adviser and Sub-Adviser, respectively, their respective officers, managers, members, agents, employees and other affiliates are not liable to us for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement and Sub-Advisory Agreement, except those resulting from acts constituting willful misfeasance, bad faith, gross negligence or reckless disregard of the Adviser’s or Sub-Adviser’s duties under the applicable agreement. In addition, we have agreed to indemnify the Adviser and Sub-Adviser and each of their respective officers, managers, members, agents, employees and other affiliates from and against all damages, liabilities, costs and expenses (including reasonable legal fees and other amounts reasonably paid in settlement) incurred by such persons arising out of or based on performance by the Adviser or Sub-Adviser of its obligations under the Investment Advisory Agreement or Sub-Advisory Agreement, as applicable, except where attributable to willful misfeasance, bad faith, gross negligence or reckless disregard of the Adviser’s or Sub-Adviser’s duties under the applicable agreement. These protections may lead the Adviser and Sub-Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

The Adviser and the Sub-Adviser may not be able to achieve the same or similar returns as those achieved by other portfolios managed by the Adviser’s senior investment professionals and the Sub-Adviser Investment Committee.
Although the Adviser’s senior investment professionals and members of the Sub-Adviser Investment Committee manage other investment portfolios, including accounts using investment objectives, investment strategies and investment policies similar to ours, we cannot assure you that we will be able to achieve the results realized by such portfolios.
Our ability to enter into transactions with our affiliates is restricted.
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, of the SEC. Among other things, any person that, directly or indirectly, owns, controls or holds with the power to vote 5% or more of our outstanding voting securities is an affiliate of ours for the purposes of the 1940 Act. However, we may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for our Sub-Adviser between our interests and the interests of such affiliate, in that the ability of our Sub-Adviser to recommend actions in our best interest may be limited. We are generally prohibited from buying or selling any securities (other than our securities) from or to an affiliate. The 1940 Act also prohibits us from participating in certain “joint” transactions with certain of our affiliates which could include investments in the same portfolio company (whether at the same or different times), without the prior approval of our independent trustees and, in cases where the affiliate is presumed to control us (i.e., they own more than 25% of our voting securities), prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than our securities) from or to any portfolio company of a fund managed by any affiliate of our Adviser or Sub-Adviser, or entering into joint arrangements, such as certain co-investments with these companies or funds, without the prior approval of the SEC, which may limit the scope of investment opportunities that may otherwise be available to us.
We and certain affiliates have received an exemptive relief order (the “Order”) from the SEC that permits us to participate in certain negotiated co-investments alongside certain affiliates, including Trinity Capital Inc. or other funds or accounts managed by the Sub-Adviser (or any future investment adviser that controls, is controlled by or is under common control with the Sub-Adviser), in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, and subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board’s eligible trustees to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.
Risks Related to BDCs
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies will be subject to laws and regulations at the local, state, and federal levels. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans as set forth in this Annual Report on Form 10-K and may shift our investment focus from the areas of expertise of our Advisers. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment in us.

We may be more susceptible than a diversified fund to being adversely affected by any single corporate, economic, political or regulatory occurrence.
We are classified as “non-diversified” under the 1940 Act. As a result, we can invest a greater portion of our assets in obligations of a single issuer than a “diversified” fund. We may therefore be more susceptible than a diversified fund to being adversely affected by any single corporate, economic, political or regulatory occurrence. In particular, because our portfolio of investments may lack diversification among the issuers of securities and related investments, we are susceptible to a risk of significant loss if one or more of these issuers and related investments experience a high level of defaults on the collateral that they hold.
The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a business development company.
As a BDC, the 1940 Act will prohibit us from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. In addition, in order to qualify as a RIC for U.S. federal income tax purposes, we will be required to satisfy certain source-of-income, diversification and distribution requirements. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets, or if necessary to maintain or status as a RIC. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the then-current value of such investments.
Failure to maintain our status as a BDC would reduce our operating flexibility.
If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions and correspondingly decrease our operating flexibility. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, any such failure could cause an event of default under our future outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.
Regulations governing our operation as a BDC and RIC will affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.
In order to obtain RIC tax benefits, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”). As a result of the Annual Distribution Requirement to qualify for tax treatment as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. Following our election to be regulated as a BDC, under the 1940 Act, we may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred shares, if any, equals at least 150% after such incurrence or issuance. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to seek to continuously issue equity securities, which may lead to shareholder dilution.
For U.S. federal income tax purposes, we will be required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to qualify for or maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.
We borrow to fund investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test that we will be required to comply as a BDC under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying for tax treatment as a RIC, which would generally result in a corporate-level U.S. federal income tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
In addition, we anticipate that as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses.
Under the 1940 Act, we will generally be prohibited from issuing or selling our Shares at a price per share, after deducting selling commissions and dealer manager fees, that is below our NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our shares, or warrants, options or rights to acquire our Shares, at a price below the current NAV per share if our Board, including our Independent Trustees, determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the fair value of such securities.
Risks Related to an Investment in Our Securities
Investing in our Shares will involve a high degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options, including volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our Shares may not be suitable for someone with lower risk tolerance.
Our Shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our shareholders will have limited liquidity.
Our Shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. Our Shares are not registered under the Securities Act, or any state securities law and will be restricted as to transfer by law. shareholders generally may not sell, assign or transfer their Shares unless such Transfer is made in accordance with applicable securities laws. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their Shares. shareholders must be prepared to bear the economic risk of an investment in us for an indefinite period of time.
Our shareholders will experience dilution in their ownership percentage if they do not participate in our distribution reinvestment plan.
All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan are reinvested in Shares. As a result, our shareholders that do not participate in our distribution reinvestment plan will experience dilution in their ownership percentage of our Shares over time.
Although we have adopted a share repurchase program, we have discretion to not repurchase your Shares, to suspend the program, and to cease repurchases.
Although we have adopted a share repurchase program, we may amend, suspend or terminate the share repurchase program at any time in the discretion of our Board of Trustees. You may not be able to sell your Shares at all in the event our Board of Trustees amends, suspends or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.
The timing of our tender offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.
In the event you choose to participate in our share repurchase program, you will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the Shares being repurchased will be on the applicable repurchase date (the “Repurchase Date”). Although shareholders will have the ability to withdraw their repurchase request prior to the Repurchase Date, to the extent a shareholder seeks to sell Shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our Shares will be on the Repurchase Date.
Our cash distributions to shareholders may change and a portion of our distributions to shareholders may be a return of capital.
The amount of our cash distributions may increase or decrease at the discretion of the Board of Trustee, based upon its assessment of the amount of income generated, the amount of cash available to us for this purpose and other factors. Unless we are able to generate sufficient cash through the successful implementation of our investment strategy, we may not be able to sustain a given level of distributions and may need to reduce the level of our cash distributions in the future. Further, to the extent that the portion of the cash generated from our investments that is recorded as interest income for financial reporting purposes is less than the amount of our distributions, all or a portion of one or more of our future distributions, if declared, may comprise a return of capital. Accordingly, shareholders should not assume that the sole source of any of our distributions is net investment income.
Our shareholders may receive additional Shares as distributions, which could result in adverse tax consequences to them.
In order to satisfy certain annual distribution requirements to maintain RIC tax treatment under Subchapter M of the Code, we may, if we have the ability to, declare a large portion of a distribution in additional Shares instead of in cash even if a shareholder has opted out of participation in the DRIP. If we were to be treated as a publicly offered RIC, then consistent with IRS guidance applicable to publicly offered RICs, as long as at least 20% (or such lower percentage as may be approved by the IRS from time to time) of such distribution is paid in cash and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a shareholder generally would be subject to tax on 100% of the fair market value of the distribution on the date the distribution is received by the shareholder in the same manner as a cash distribution, even though most of the distribution was paid in Shares.
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. shareholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
As of the date we elect to be regulated as a BDC under the 1940 Act, we do not expect to be a “publicly offered regulated investment company,” as defined in the Code, and no assurances can be provided that we would qualify as a “publicly offered regulated investment company” in any year in the future. If we are not a “publicly offered regulated investment company” for any taxable year, each U.S. shareholder that is an individual, trust or estate (a “non-corporate U.S. shareholder”) will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the base management fee and incentive fee paid to the Adviser and certain of our other expenses for the taxable year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Miscellaneous itemized deductions of a non-corporate U.S. shareholder are not deductible by such U.S. shareholder. In addition, if we are not treated as a “publicly offered regulated investment company” we will be subject to limitations on the deductibility of certain “preferential dividends” that may be distributed to shareholders on a non-pro-rata basis. See “Item 1. Business—Certain U.S. Federal Income Tax Considerations.”
We are subject to restrictions that may discourage a change of control.
The Declaration of Trust includes provisions that could limit the ability of other entities or persons to acquire control of us. The Trustees are elected for indefinite terms and do not stand for reelection on a regular basis, although they may stand for reelection in connection with the election of another Trustee. Trustee may be removed from office for cause only, and not without cause, by action taken by a majority of the remaining Trustees or by the holders of at least a majority of the Shares then entitled to vote in an election of such Trustee. The anti-takeover provisions in the Declaration of Trust promote stability in our governance and limit the risk that we will be subject to changes in control, operational changes or other changes that may not be in the best interests of shareholders. However, these anti-takeover provisions may also inhibit certain changes of control that could benefit shareholders, such as by leading to improvements in our operations, by leading to increased returns of capital to shareholders or through other means. The Declaration of Trust, including the anti-takeover provisions contained therein, was considered and ratified by the Board.
Borrowings and preferred stock (if any) may cause the NAV of our Shares to be more volatile.
Leverage magnifies the potential for loss on invested equity capital. We have borrowed under the KeyBank Credit Agreement (via our wholly-owned financing subsidiary, EPT SPV) and issued the 2028 Series A Notes, and may in the future issue additional debt securities or preferred stock. Such leverage may cause the NAV of our Shares to become more volatile. If the dividend rate on our outstanding preferred shares or interest rate payable on indebtedness were to approach the net rate of return on our investment portfolio, the benefit of leverage to the common shareholders would be reduced. If the dividend rate on the preferred shares or interest rate payable on indebtedness were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the shareholders than if we had not issued preferred shares. Any decline in the NAV of our investments would be borne entirely by shareholders. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in NAV to shareholders than if we were not leveraged through the issuance of preferred shares and debt securities. We might be in danger of failing to maintain the required asset coverage of the preferred shares or indebtedness or of losing our ratings, if any, on the preferred shares or indebtedness or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred shares or interest rate payable on indebtedness. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred shares or debt. In addition, we would pay (and shareholders would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred shares or indebtedness, including higher advisory fees if our total return exceeds the dividend rate on the preferred shares.
Risks Related to Our Structure
Our investment portfolio will be recorded at fair value in accordance with the 1940 Act. As a result, there will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by the Adviser in accordance with written valuation policies and procedures, subject to oversight by our Board of Trustees, in accordance with Rule 2a-5 under the 1940 Act. Typically, there is no public market for the type of investments we target. We expect a majority of our investments to be categorized as Level 3 assets. We value these securities based on relevant information compiled by the Adviser and third-party valuation firms, and with the oversight of our Board of Trustees.
The determination of fair value and, consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree subjective and dependent on a valuation process approved and overseen by our Board of Trustees. Certain factors that may be considered in determining the fair value of our investments include the value attributable to the security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis. Valuation of certain investments is also based, in part, upon third-party valuation models which take into account various market inputs. Investors should be aware that the models, information and/or underlying assumptions utilized by the Adviser or such models will not always correctly capture the fair value of an asset. Because such valuations, and particularly valuations of securities that are not publicly traded like those we hold, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. The Adviser’s determinations of fair value may differ materially from the values that would have been used if an active public market for these securities existed. The Adviser’s determinations of the fair value of our investments have a material impact on our net earnings through the recording of unrealized appreciation or depreciation of investments and may cause our NAV on a given date to understate or overstate, possibly materially, the value that we may ultimately realize on one or more of our investments. See “Item 2. Financial Information—Critical Accounting Estimates and Policies—Valuation of Investments.”
We may incur lender liability as a result of our lending activities.
In recent years, a number of judicial decisions have upheld the right of borrowers and others to sue lending institutions on the basis of various evolving theories, collectively termed "lender liability." Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. As a result, we could be subject to lender liability, claims for actions taken in rendering significant managerial assistance to the portfolio company or actions to compel and collect payments from the portfolio company outside of the ordinary course of business. Lender liability claims can be time-consuming and expensive to defend and result in significant liability.
We may experience fluctuations in our NAV and quarterly operating results.
We could experience fluctuations in our NAV due to a number of factors, including the timing of distributions to our shareholders, fluctuations in the value of the securities that we hold, our ability or inability to make investments that meet our investment criteria, the interest and other income earned on our investments, the level of our expenses (including any interest or dividend rate payable on the debt securities or preferred shares we may issue), variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, our NAV and results for any period should not be relied upon as being indicative of our NAV and results in future periods.

The Series A Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
The Series A Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Series A Notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have currently incurred, including under the KeyBank Credit Facility, and may incur in the future (or any indebtedness that is initially unsecured that we later secure) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Series A Notes. Secured indebtedness, including the indebtedness under the KeyBank Credit Facility, is effectively senior to the Series A Notes to the extent of the value of the assets securing such indebtedness.
The Series A Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The Series A Notes are obligations exclusively of the Fund and not of any of our existing subsidiaries. None of our existing subsidiaries are a guarantor of the Series A Notes. Although the Series A Notes are not currently guaranteed by any of our subsidiaries, the Series A Notes may be guaranteed by certain subsidiaries that we acquire or create in the future, pursuant to the term of the Note Purchase Agreement, dated August 1, 2025 (the “Note Purchase Agreement”). Any assets of any of our existing subsidiaries will not be directly available to satisfy the claims of our creditors, including the holders of the Series A Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries and therefore the claims of our creditors, including holders of the Series A Notes with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Series A Notes are structurally subordinated, or junior, to the KeyBank Credit Facility and all existing and future indebtedness and other obligations (including trade payables) incurred by any of our subsidiaries, financing vehicles or similar facilities and any subsidiaries, financing vehicles or similar facilities that we may in the future acquire or establish.
We may not be able to repurchase the Series A Notes upon a Change of Control Repurchase Event.
Upon the occurrence of a Change in Control (as defined in the Note Purchase Agreement that governs the Series A Notes), subject to certain conditions, we will be required to offer to repurchase all outstanding Series A Notes, as applicable, at 100% of their principal amount, plus accrued and unpaid interest. The source of funds for such purchase of such notes, as applicable, will be our available cash or cash generated from our operations or other potential sources, including borrowings, investment repayments, sales of assets or sales of equity. We cannot assure you that sufficient funds from such sources will be available at the time of any Change in Control to make required repurchases of such notes tendered, as applicable. Before making any such repurchase of such notes, as applicable, we would also have to comply with certain requirements under the KeyBank Credit Facility and/or any future credit facility, as applicable, to the extent such requirements remain in effect at such time, or otherwise obtain consent from the lenders under the KeyBank Credit Facility and/or any future credit facility, as applicable. Our future debt instruments also may contain similar restrictions and provisions. If the holders of the Series A Notes, as applicable, exercise their right to require us to repurchase all of such notes upon a Change in Control, the financial effect of this repurchase could cause a default under our existing or future debt instruments, even if the Change in Control itself would not cause a default. It is possible that we will not have sufficient funds at the time of the Change in Control to make the required repurchase of the Series A Notes and/or our other debt, as applicable.
There is no active public trading market for the Series A Notes; as a result, a holder may not be able to resell any of such notes.

There currently is no active public trading market for the Series A Notes. We do not currently intend to apply for listing of any such notes on any securities exchange or for quotation of any such notes on any automated dealer quotation system. If no active trading market develops, a holder may not be able to resell any at their fair market value or at all. If any of such notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. If a market is made for any of such notes, any such market-making may be discontinued at any time. In addition, any market-making activity, if any, will be subject to limits imposed by law. Accordingly, we can provide no assurance that a liquid trading market, if any, will develop for such notes, that a holder will be able to sell any of such notes at a particular time, or that the price a holder may receive when it sells any of such notes will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for such notes may be harmed.
Accordingly, a holder may be required to bear the financial risk of an investment in such notes for an indefinite period of time. A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the Series A Notes, if any, or changes in the debt markets, could cause the liquidity and/or market value of the Series A Notes to decline significantly.
Any credit ratings assigned to us and/or the Series A Notes are an assessment by rating agencies of our ability to pay our obligations when due. Consequently, real or anticipated changes to any such credit ratings will generally affect the liquidity and/or market value of the Series A Notes. These credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed herein that could impact the liquidity and/or market value of the Series A Notes.
If an investment grade rating is not maintained with respect to the Series A Notes, pursuant to the terms in the Note Purchase Agreement, additional interest of 1.00% per annum will accrue on the Series A Notes until such time that the conditions described in the Note Purchase Agreement are no longer continuing. An explanation of the significance of a credit rating may be obtained from the rating agency.
Generally, rating agencies base their ratings on such material and information, and such of their own investigations, studies and assumptions, as they deem appropriate. Any such credit ratings should be evaluated independently from similar ratings of other securities or companies. Credit ratings are not a recommendation to buy, sell or hold any security, and may be subject to revision or withdrawal at any time by the issuing organization in its sole discretion. There can be no assurance that a credit rating will remain for any given period of time.
Internal and external cybersecurity threats, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. The occurrence of a disaster, such as a cyber-attack against us or against a third party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.
We, and our portfolio companies, depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering.
If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.
Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions, and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects our data, resulting in increased costs and other consequences as described above.
Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations.
In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. An extended period of remote working, whether by us, our portfolio companies, or our third-party providers, could strain technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under current conditions. In addition, cybersecurity has become a top priority for global lawmakers and regulators, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
Our Board of Trustees may change our operating policies and strategies without shareholder approval, the effects of which may be adverse.
Our Board of Trustees has the authority to modify or waive our current operating policies, investment criteria and strategies, other than those that we have deemed to be fundamental, without prior shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our securities. However, the effects of any such changes could adversely impact our ability to pay distributions and cause you to lose all or part of your investment.
We will be subject to corporate-level income tax if we are unable to obtain and maintain our RIC status for U.S. federal income tax purposes.
We can offer no assurance that we will be able to obtain and maintain RIC status. To obtain and maintain RIC tax treatment under the Code, we must meet certain annual distribution, income source and asset diversification requirements.
The annual distribution requirement for a RIC will be satisfied if we distribute distributions to our shareholders each tax year of an amount generally at least equal to 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we use debt financing, we will be subject to certain asset coverage requirements under the 1940 Act and may be subject to financial covenants that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

The income source requirement will be satisfied if we obtain at least 90% of our income for each tax year from dividends, interest, gains from the sale of our securities or similar sources.
The asset diversification requirement will be satisfied if we meet certain asset composition requirements at the end of each quarter of our tax year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are expected to be in securities for which there will likely be no active public market, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for RIC tax treatment for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as OID, PIK or market discount, which may arise if we acquire a debt security at a significant discount to par, or payment-in-kind interest, which represents contractual interest added to the principal amount of a debt security and due at the maturity of the debt security. We also may be required to include in income certain other amounts that we have not yet, and may not ever, receive in cash. Our investments in payment-in-kind interest may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the issuer of the security could still default when our actual collection is scheduled to occur upon maturity of the obligation.
Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. In addition, since our incentive fee is payable on our income recognized, rather than cash received, we may be required to pay advisory fees on income before or without receiving cash representing such income. The use of PIK and OID securities may provide certain benefits to the Adviser and the Sub-Adviser, including increasing management fees and incentive fee compensation.
Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash. Further, the interest rates on PIK loans may be higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
Legislative or regulatory tax changes could adversely affect us, our shareholders, and our investments.
At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.
If we are unable to obtain and/or refinance debt capital, our business could be materially adversely affected.
We obtain debt financing in order to obtain funds to make additional investments and grow our portfolio of investments. Such debt capital may take the form of a term credit facility with a fixed maturity date or other fixed term instruments, and we may be unable to extend, refinance or replace such debt financings prior to their maturity. If we are unable to obtain or refinance debt capital on commercially reasonable terms, our liquidity will be lower than it would have been with the benefit of such financings, which would limit our ability to grow our business. In addition, shareholders would not benefit from the potential for increased returns on equity that incurring leverage creates. Any such limitations on our ability to grow and take advantage of leverage may decrease our earnings, if any, and distributions to shareholders. In addition, in such event, we may need to liquidate certain of our investments, which may be difficult to sell if required, meaning that we may realize significantly less than the value at which we have recorded our investments. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Sub-Adviser’s allocation policy.
Debt capital that is available to us in the future, if any, including upon the refinancing of then-existing debt prior to its maturity, may be at a higher cost and on less favorable terms and conditions than costs and other terms and conditions at which we can currently obtain debt capital. In addition, if we are unable to repay amounts outstanding under any such debt financings and are declared in default or are unable to renew or refinance these debt financings, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects third parties or us, and could materially damage our business.
We, the Adviser or the Sub-Adviser could be the target of litigation.
We, our Adviser or the Sub-Adviser could become the target of securities class action litigation or other similar claims. The outcome of any such proceedings could materially adversely affect our business, financial condition, and/or operating results and could continue without resolution for long periods of time. Any litigation or other similar claims could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Litigation and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against litigation and other similar claims, and these expenses could be material to our earnings in future periods.
Significant shareholders may control the outcome of matters submitted to our shareholders or adversely impact us and our shareholders.
To the extent any shareholder, individually or acting together with other shareholders, controls a significant number of our voting securities (as defined in the 1940 Act) or any class of voting securities, they may have the ability to control the outcome of matters submitted to our shareholders for approval, including the election of Trustees and any merger, consolidation or sale of all or substantially all of our assets, and may cause actions to be taken that you may not agree with or that are not in your interests or those of other securityholders. Prior to the initial closing, the Adviser and the Sub-Adviser, or affiliates thereof, will be our sole initial shareholders.
The Adviser may enter into business arrangements with certain of our shareholders, including granting indirect ownership in limited liability company interests in the Adviser. In such cases, such shareholders may have an incentive to vote shares held by them in a manner that takes such arrangements into account (subject to any contractual voting restrictions or other similar arrangements).
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
Our competitors include both existing and newly formed equity and debt focused public and private funds, other BDCs, investment banks, venture-oriented commercial banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors will be substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of capital and access to funding sources (including deposits) that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. Furthermore, many of our competitors may not be subject to the regulatory restrictions that the 1940 Act will impose on us as a BDC or to the distribution and other requirements we will be required to satisfy to maintain our ability to be subject to tax as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer.
The competitive pressures we will face may have a material adverse effect on our financial condition, results of operations and cash flows. We believe that some competitors may make loans with rates that will be comparable or lower than our rates. We may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.
In addition, we believe a significant part of our competitive advantage will stem from the fact that the market for investments in small, fast-growing, private companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms.
We do not currently have comprehensive documentation of our internal controls.
We will not be required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute (“Section 404”), and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of building out our internal controls over financial reporting and establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities of ours.
Additionally, we will begin the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of its internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of its financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting.
Our internal controls over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
We will be an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Shares less attractive to investors.
We intend to be, and will seek to remain, an “emerging growth company” as defined in the JOBS Act until the earlier of (1) the last day of our fiscal year in which the fifth anniversary of an initial public offering, if any, of our Shares, (2) the last day of the fiscal year in which our annual gross revenue first exceeds $1.235 billion, (3) the last day of a fiscal year in which we (a) have an aggregate worldwide market value of Shares held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (b) have been a reporting company under the Exchange Act, for at least one year (and filed at least one annual report under the Exchange Act) and (4) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of such extended transition periods.
We cannot predict if investors will find our Shares less attractive because we will rely on some or all of these exemptions. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.
General Risk Factors
A disruption or downturn in the capital markets and the credit markets or another government shutdown could impair our ability to raise capital and negatively affect our business.
We may be materially affected by market, economic and political conditions globally and in the jurisdictions and sectors in which we invest or operate, including conditions affecting interest rates and the availability of credit. Unexpected volatility, illiquidity, governmental action, including a prolonged government shutdown, currency devaluation or other events in the global markets in which we directly or indirectly hold positions could impair our ability to carry out our business and could cause us to incur substantial losses. These factors are outside our control and could adversely affect the liquidity and value of our investments, and may reduce our ability to make attractive new investments.
In particular, economic and financial market conditions significantly deteriorated for a significant part of the past decade as compared to prior periods. Global financial markets experienced considerable declines in the valuations of equity and debt securities, an acute contraction in the availability of credit and the failure of a number of leading financial institutions. As a result, certain government bodies and central banks worldwide, including the U.S. Treasury Department and the U.S. Federal Reserve, undertook unprecedented intervention programs, the effects of which remain uncertain. Although certain financial markets have improved, to the extent economic conditions experienced during the past decade recur, they may adversely impact our investments. Signs of deteriorating sovereign debt conditions in Europe and elsewhere and uncertainty regarding the U.S. economy more generally could lead to further disruption in the global markets. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations. Trends and historical events do not imply, forecast or predict future events, and past performance is not necessarily indicative of future results. There can be no assurance that the assumptions made or the beliefs and expectations currently held by our Advisers will prove correct, and actual events and circumstances may vary significantly.
We may be subject to risk arising from a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution may cause a series of defaults by the other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries with which we interact in the conduct of our business.
U.S. and global markets recently have experienced increased volatility, including as a result of the recent failures of certain U.S. and non-U.S. banks, which could be harmful to us and issuers in which we invest. For example, if a bank in which we or an issuer has an account fails, any cash or other assets in bank accounts may be temporarily inaccessible or permanently lost by us or an issuer. If a bank that provides a subscription line credit facility, asset-based facility, other credit facility and/or other services to us or an issuer fails, we or the issuer could be unable to draw funds under their credit facilities or obtain replacement credit facilities or other services from other lending institutions with similar terms. Even if banks used by us and issuers in which we invest remain solvent, continued volatility in the banking sector could cause or intensify an economic recession, increase the costs of banking services or result in the issuers being unable to obtain or refinance indebtedness at all or on as favorable terms as could otherwise have been obtained. Conditions in the banking sector are evolving, and the scope of any potential impacts to us and issuers, both from market conditions and also potential legislative or regulatory responses, are uncertain. Continued market volatility and uncertainty and/or a downturn in market and economic and financial conditions, as a result of developments in the banking industry or otherwise (including as a result of delayed access to cash or credit facilities), could have an adverse impact on us and issuers in which we invest.
We also may be subject to risk arising from a broad sell off or other shift in the credit markets, which may adversely impact our income and NAV. In addition, if the value of our assets declines substantially, we may fail to maintain the minimum asset coverage imposed upon us by the 1940 Act. Any such failure would affect our ability to issue preferred shares, debt securities and other senior securities, including borrowings, and may affect our ability to pay distributions on our equity, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to obtain additional debt financing. For example, we cannot be certain that we would be able to obtain debt financing on commercially reasonable terms, if at all. In previous market cycles, many lenders and institutional investors have previously reduced or ceased lending to borrowers. In the event of such type of market turmoil and tightening of credit, increased market volatility and widespread reduction of business activity could occur, thereby limiting our investment opportunities. Moreover, we are unable to predict when economic and market conditions may be favorable in future periods. Even if market conditions are broadly favorable over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Some of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during periods of economic recession or downturn. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest.
In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.
The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.
We are subject to risks relating to inflation.
Inflation and rapid fluctuations in inflation rates, as has recently occurred in the U.S., have had in the past, and may in the future have, negative effects on economies and financial markets. Wage and price controls have been imposed at times in certain countries in an attempt to control inflation, which could significantly affect the operation of the issuers of securities or other investments in which we invest. Governmental efforts to curb inflation often have negative effects on the level of economic activity. As such, inflation and rapid fluctuations in inflation rates can adversely affect our financial performance. In addition, the market value of our investments may decline in times of higher inflation rates given that the most commonly used methodologies for valuing investments (e.g., discounted cash flow analysis) are sensitive to rising inflation and real interest rates. There can be no assurance that inflation will not continue to be a serious problem and have an adverse impact on our performance and our investments. Were significant inflation to return, the effect on our investment ’strategy could be materially adverse.
The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax and regulatory regime in which we and our portfolio companies will operate.
Changes in the composition of the U.S. government following an election could result in changes to U.S. and non-U.S. fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among other things, could have a material adverse impact on us and our investments. General fluctuations in the market prices of securities and interest rates could affect our investment opportunities and the value of our investments. We could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets could affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could lose both invested capital in, and anticipated profits from, any affected investments. While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulation can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us and our clients.
Terrorist actions, natural disasters, outbreaks or pandemics may disrupt the market and impact our operations.
Terrorist acts, acts of war, natural disasters, outbreaks or pandemics may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. For example, many countries have experienced outbreaks of infectious illnesses in recent decades.
Global economies and financial markets are highly interconnected, and conditions and events in one country, region or financial market may adversely impact issuers in a different country, region or financial market. The responses to viral illnesses outbreaks have varied as has their impact on human health, local economies and the global economy, and it is impossible at the outset of any such outbreak to estimate accurately what the ultimate impact of any such outbreak will be. Protective measures taken by governments and the private sector to mitigate the spread of such illness, including travel restrictions and outright bans, quarantines, and work-at-home arrangements, and the spread of any such illness within our offices and the offices of our service providers, could seriously impair our operational capabilities, potentially harming our business and our operating results.
Our business model depends to a significant extent upon strong referral relationships with venture capital sponsors, and our inability to develop or maintain these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We expect that members of our Sub-Adviser's management team will maintain their relationships with venture capital sponsors, and we will rely to a significant extent upon these relationships to provide us with our deal flow. If we fail to maintain our existing relationships, our relationships become strained as a result of enforcing our rights with respect to non-performing investments in protecting our investments or we fail to develop new relationships with other firms or sources of investment opportunities, then we will not be able to grow our investment portfolio. In addition, persons with whom members of our management team have relationships are not obligated to provide us with investment opportunities and, therefore, there is no assurance that such relationships will lead to the origination of debt or other investments.
Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.
Social, political, economic and other conditions and events, such as natural disasters, epidemics and pandemics, terrorism, conflicts, including the conflicts in Russia and Ukraine and the Middle East, and social unrest, create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; fluctuations in oil and gas prices; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
In addition, disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:
•Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments.
•Significant changes in the capital markets may adversely affect the pace of our investment activity and economic activity generally.
•The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments.

In addition, current market conditions may make it difficult to extend obtain indebtedness on favorable terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we would otherwise expect, including being at a higher cost in rising interest rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make or fund commitments to our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.
We are subject to risks related to cybersecurity and other disruptions to information systems.
We are highly dependent on the communications and information systems of the Adviser, the Sub-Adviser, the Administrator and their affiliates as well as certain other third-party service providers. We, and our service providers, are susceptible to operational and information security risks. While we, the Adviser, the Sub-Adviser and the Administrator have procedures in place with respect to information security, technologies may become the target of cyber-attacks or information security breaches that could result in the unauthorized gathering, monitoring, release, misuse, loss or destruction of our and/or our shareholders’ confidential and other information, or otherwise disrupt our operations or those of our service providers. Disruptions or failures in the physical infrastructure or operating systems and cyber-attacks or security breaches of the networks, systems or devices that we and our service providers use to service our operations, or disruption or failures in the movement of information between service providers could disrupt and impact the service providers’ and our operations, potentially resulting in financial losses, the inability of our shareholders to transact business and of us to process transactions, inability to calculate our NAV, misstated or unreliable financial data, violations of applicable privacy and other laws, regulatory fines, penalties, litigation costs, increased insurance premiums, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. Our service providers’ policies and procedures with respect to information security have been established to seek to identify and mitigate the types of risk to which we and our service providers are subject. As with any risk management system, there are inherent limitations to these policies and procedures as there may exist, or develop in the future, risks that have not been anticipated or identified. There can be no assurance that we or our service providers will not suffer losses relating to information security breaches (including cyber-attacks) or other disruptions to information systems in the future.
We could also suffer losses in connection with updates to, or the failure to timely update, information systems and technology. Our portfolio companies and obligors also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses.
We are subject to risks associated with technological innovations and industry disruptions, including those related to artificial intelligence and machine learning technology.
Technological innovations, including artificial intelligence and machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve. Recent technological advances in AI pose risks to us and our portfolio companies. We and our portfolio companies could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services. Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party AI applications and users. While we do not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us and our portfolio companies to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us and our portfolio companies. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by us and our portfolio companies. Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on us or our investments. AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
In addition, many jurisdictions have passed or are considering laws and regulations concerning artificial intelligence, the impact of which is unknown. Any of the foregoing factors could have a material and adverse effect on us and/or our portfolio companies. Technological innovations, including AI and machine learning and their applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
Tariffs may adversely affect us or our portfolio companies.
The U.S. government has indicated its intent, made proposals and taken actions to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, existing bilateral or multi-lateral trade agreements and treaties with foreign countries. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. These developments, or the perception that more of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.
Financial regulatory changes in the United states could adversely affect our business.
The financial services industry continues to be the subject of heightened regulatory scrutiny in the United States. There has been active debate over the appropriate extent of regulation and oversight of investment funds and their managers. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively.
Conversely, potential deregulation of the banking industry in the United States, including a rollback of existing regulatory requirements, could adversely affect the private credit industry and, consequently, our investment strategy, portfolio performance and overall returns. The U.S. private credit market has grown significantly in part due to legislation that took effect following the 2008-2009 financial crisis that imposed onerous capital and lending requirements on banks, limiting their ability to extend credit to borrowers. If such requirements are reduced or removed, competition for lending opportunities would likely increase, and our ability to deploy capital effectively could be negatively impacted.

Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional compliance and other costs, increase regulatory investigations of investment activities, require the attention of our senior management, affect the manner in which we conduct our business and adversely affect our profitability. The full extent of the impact on us of any new laws, regulations or initiatives that may be proposed is impossible to determine.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Program Overview
As part of our overall risk management processes and procedures, we rely on the cybersecurity programs maintained by our Adviser and Sub-Adviser. The Adviser and Sub-Adviser have each instituted a cybersecurity program designed to identify, assess and manage material risks from cybersecurity threats, including by engaging third-party cybersecurity service providers which communicate directly with the Adviser’s and Sub-Adviser’s management and compliance personnel. The cyber risk management program involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which we and our service providers rely. Through the Adviser’s and Sub-Adviser’s cybersecurity programs, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving cybersecurity threats. We rely on the Adviser and Sub-Adviser to engage external experts, including cybersecurity assessors, consultants and auditors, as applicable, to evaluate cybersecurity measures and risk management processes as needed. We also depend on and engage various third parties, including suppliers, vendors and service providers in connection with our operations. As we do not have employees, we rely on personnel of the Adviser and Sub-Adviser (including their respective risk management, legal, and compliance personnel) to identify, assess and manage material risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks
Our Board provides strategic oversight on cybersecurity matters, including material risks associated with cybersecurity threats. Our Board receives periodic updates from representatives of the Adviser and Sub-Adviser, including their respective compliance personnel, and more frequently as needed, regarding the overall state of the cybersecurity programs maintained by the Adviser and Sub-Adviser (on which we rely), information on the current threat landscape, and material risks from cybersecurity threats and cybersecurity incidents.

Management's Role in Cybersecurity Risk Management
The Adviser and Sub-Adviser, including their applicable personnel, are responsible for assessing and managing material risks from cybersecurity threats, including by engaging third-party service providers, as described above. They possess relevant expertise in various disciplines that are key to effectively managing such risks, such as technology systems, technology leadership, technological development, cybersecurity, regulatory compliance and corporate governance. Members of the Adviser’s and Sub-Adviser’s management teams are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with information technology, risk management, legal, and/or compliance personnel.

Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats is assessed on an ongoing basis, including through processes maintained by the Adviser and Sub-Adviser, and how such risks could materially affect our business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, us, including our business strategy, operational results, and financial condition.

Item 2. Properties
We do not own any real estate or other physical properties materially important to our operations. Our headquarters are located at 600 Steamboat Road, Suite 202, Greenwich, CT 06830 and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
Not Applicable.
PART II: OTHER INFORMATION
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
There is currently no public market for the Fund’s Shares of Beneficial Interest, and we do not expect one to develop in the future.
Holders
As of March 2, 2026, we had 6 holders of record of our shares of beneficial interest.
Sales of Unregistered Securities
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
We are conducting a continuous private offering of our Shares to investors in reliance on exemptions from the registration requirements of the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D and Regulation S promulgated thereunder (the “Private Offering”). We are offering and selling our Shares to (i) persons who are “accredited investors” within the meaning of Regulation D under the Securities Act and (ii) non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act.
The following summarizes the total shares issued and proceeds received related to subscriptions for the Private Offering in the fiscal year ended December 31, 2025:
•On November 3, 2025, the Fund issued and sold 2,313 Shares for aggregate proceeds of approximately $23,313.
•On December 1, 2025, the Fund issued and sold 2,320 of Shares for aggregate proceeds of approximately $23,313.
Each purchaser of Shares was required to represent that it (i) is either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of shares sold outside the United States, not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) was acquiring the shares for investment and not with a view to resell or distribute. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuances and sales.
Share Repurchase Program
No shareholder has the right to require us to redeem Shares. No public market for Shares exists, and none is expected to develop in the future. Consequently, shareholders may not be able to liquidate their investment other than as a result of repurchases of Shares by us.
Subject to the Board of Trustee’s discretion, we intend to offer to repurchase Shares from shareholders in each quarter in an amount up to 5% of our Shares outstanding, calculated as of the prior calendar quarter end. At the discretion of the Board of Trustees, we may extend multiple offers to repurchase Shares in a quarter in an aggregate amount of 5% of our Shares outstanding. The Fund’s Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in the Fund’s best interest and the best interest of the shareholders. As a result, share repurchases may not be available each quarter. We intend to conduct repurchase offers in accordance with the requirements of Rule 13e-4 under the Exchange Act and the 1940 Act.
During the three months and year ended December 31, 2025, we did not repurchase any of our Shares.
Distributions and Distribution Reinvestment Plan
Subject to the Board of Trustees’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a quarterly basis and pay such distributions on a monthly basis.
We have adopted an “opt out” distribution reinvestment plan (the “DRIP”) pursuant to which we will reinvest cash distributions on behalf of those shareholders that do not elect to receive their distributions in cash. As a result, if the Board of Trustees (or its delegate) authorizes, and we declare, a cash distribution, then shareholders who are participants in the DRIP will have their cash distributions automatically reinvested in additional Shares. shareholders can elect to “opt out” of the DRIP in their subscription documents or by notifying us or our designee in writing within a reasonable time as specified in the DRIP, which is filed as an exhibit to this Annual Report on Form 10-K.
Shares will be issued pursuant to the DRIP at a price equal to 95% of their most recently determined NAV as of the payment date (generally the last business day of each calendar month). There is no sales load or other charge for distribution reinvestment. The plan administrator’s fees will be paid by us. Participants in the DRIP may receive fractional Shares so that 100% of the distributions are used to acquire Shares. We reserve the right to amend or terminate the DRIP upon written notice to each participant at least 30 days before the record date for the payment of any dividend or distribution by us.

Shareholders who receive distributions in the form of additional Shares are generally subject to the same U.S. federal, state and local tax consequences as are shareholders who elect to receive their distributions in cash. Since a participating shareholder’s cash distributions (net of applicable withholding tax) will be reinvested, however, such shareholder will not receive cash with which to pay any applicable taxes on reinvested distributions. A shareholder’s basis for determining gain or loss upon the sale of Shares received in a distribution from us will generally be equal to the total dollar amount of the distribution payable to the shareholder. Any Shares received in a distribution will have a new holding period for tax purposes commencing on the day following the day on which the Shares are credited to the U.S. shareholder’s account.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Except where the context suggests otherwise, the terms “we,” “us,” “our,” and “the Fund” refer to Eagle Point Trinity Senior Secured Lending Company, a Delaware statutory trust, and its consolidated subsidiaries and predecessor entities. The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.
Overview
We are a “perpetual-life,” externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We were initially formed as a Delaware limited liability company on May 3, 2024, commenced operations as a private fund exempt from the definition of “investment company” under Section 3(c)(7) of the 1940 Act on June 28, 2024, and converted into a Delaware statutory trust on August 28, 2025 in connection with our election to be regulated as a BDC.
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
Critical Accounting Estimates and Policies
The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. Our critical accounting estimates, including those relating to valuation of investments and income recognition, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in "Item 1A. Risk Factors." Please refer to “Note 2—Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our significant accounting policies.
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

Portfolio Composition and Investment Activity
Portfolio Composition
As of December 31, 2025 our investment portfolio had an aggregate fair value of approximately $123.1 million and was comprised of approximately $90.1 million in secured loans, $29.3 million in equipment financings, and $3.7 million in equity and warrants, across 66 portfolio companies. As of December 31, 2024, our investment portfolio had an aggregate fair value of approximately $66.9 million and was comprised of approximately $37.9 million in secured loans, $28.0 million in equipment financings, and $1.1 million in equity and warrants, across 40 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Type	Cost	Fair Value	Cost	Fair Value
Secured Loans	73.5%	73.2%	56.5%	56.7%
Equipment Financing	24.2%	23.8%	41.9%	41.8%
Warrant	2.0%	2.6%	0.2%	0.1%
Equity	0.3%	0.4%	1.4%	1.4%
Total	100.0%	100.0%	100.0%	100.0%
The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of December 31, 2025 and December 31, 2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	December 31, 2025		December 31, 2024
Geographic Region	Cost	Fair Value	Cost	Fair Value
United States
West	33.5%	33.9%	34.5%	34.5%
Northeast	32.3%	32.0%	38.8%	38.7%
South	10.4%	10.4%	5.3%	5.4%
Mountain	7.2%	7.2%	6.6%	6.7%
Midwest	5.9%	5.8%	5.3%	5.2%
Southeast	3.9%	3.9%	6.8%	6.8%
International:
Canada	3.1%	3.1%	—%	—%
Western Europe	3.7%	3.7%	2.7%	2.7%
Total	100.0%	100.0%	100.0%	100.0%

Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Industry	Cost	Fair Value	Cost	Fair Value
Finance and Insurance	14.8%	14.6%	13.2%	13.3%
Medical Devices	13.2%	13.1%	11.4%	11.4%
Artificial Intelligence & Automation	12.0%	12.0%	10.9%	11.0%
SaaS	10.9%	10.8%	12.9%	12.9%
Space Technology	10.4%	11.0%	14.4%	14.4%
Green Technology	8.5%	8.4%	17.9%	17.7%
Healthcare Technology	7.0%	7.0%	2.4%	2.3%
Marketing, Media, and Entertainment	5.9%	5.7%	3.5%	3.4%
Other Healthcare Services	4.9%	4.9%	8.4%	8.5%
Connectivity	4.5%	4.5%	1.8%	1.8%
Biotechnology	2.9%	2.9%	—%	—%
Consumer Products & Services	2.7%	2.8%	1.5%	1.6%
Diagnostics & Tools	1.5%	1.5%	—%	—%
Food and Agriculture Technologies	0.5%	0.5%	1.7%	1.7%
Transportation Technology	0.3%	0.3%	-%	-%
Total	100.0%	100.0%	100.0%	100.0%
As of both December 31, 2025 and December 31, 2024, the debt, including loans and equipment financings, in our portfolio had a weighted average time to maturity of approximately 3.3 years and 3.7 years, respectively. Additional information regarding our portfolio is set forth in the Consolidated Schedule of Investments and the related notes thereto included with this Annual Report on Form 10-K.
Concentrations of Credit Risk
Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.
As of December 31, 2025 and December 31, 2024, the Fund’s ten largest portfolio companies represented approximately 33.1% and 46.5%, respectively, of the total fair value of the Fund’s investments in portfolio companies. As of both December 31, 2025 and December 31, 2024, the Fund had twelve and five portfolio companies that represented 5% or more of the Fund’s net assets, respectively.
Investment Activity
During the year ended December 31, 2025, we invested approximately $58.3 million in 28 new portfolio companies and approximately $16.7 million in 40 existing portfolio companies, excluding deferred fees. During the year ended December 31, 2025, we received an aggregate of $23.1 million in proceeds from repayments and sales of our investments, including proceeds of approximately $12.3 million from early repayments on our debt investments and $10.8 million from scheduled/amortizing debt payments.
During the period ended December 31, 2024, we invested approximately $74.9 million in 42 new portfolio companies and received an aggregate of $9.2 million in proceeds from repayments and sales of our investments, including proceeds of approximately $6.6 million from early repayments on our debt investments and $2.6 million from scheduled/amortizing debt payments.

The following table provides a summary of the changes in the investment portfolio for the year ended December 31, 2025 and the period ended December 31, 2024 (in thousands):

	Year Ended December 31, 2025	For the period from June 28, 2024 (commencement of operations) to December 31, 2024
Beginning Portfolio, at fair value	$66,886	$—
Purchases, net of deferred fees	75,036	74,626
Proceeds received from sales and paydowns	(23,070)	(8,895)
Accretion of OID, EOT, and PIK payments	1,828	424
Net realized gain	933	318
Net change in unrealized appreciation	1,514	413
Ending Portfolio, at fair value	$123,127	$66,886
The level of our investment activity can vary substantially from period to period depending on many factors, including the amount of debt, including loans and equipment financings, and equity capital required by growth-oriented companies, the general economic environment and market conditions and the competitive environment for the types of investments we make.
Portfolio Asset Quality
The Sub-Adviser’s portfolio management team uses an ongoing investment risk rating system to characterize and monitor our outstanding loans and equipment financings. The portfolio management team monitors and, when appropriate, recommends changes to the investment risk ratings. The Sub-Adviser reviews the recommendations and/or changes to the investment risk ratings, which are submitted to and reviewed by the Adviser and ultimately presented to the audit committee of our Board of Trustees.
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
The following table shows the distribution of our secured loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of December 31, 2025 and December 31, 2024 (dollars in thousands):

		December 31, 2025			December 31, 2024
Investment Risk Rating Scale Range	Designation	Investments at Fair Value		Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
4.0 - 5.0	Very Strong Performance	$3,693		3.1%	$1,299	2.0%
3.0 - 3.9	Strong Performance	39,410		33.0%	33,158	50.0%
2.0 - 2.9	Performing	76,290		63.9%	31,377	48.0%
1.6 - 1.9	Watch	—		–%	—	—%
1.0 - 1.5	Default/Workout	—		—%	—	—%
Total Debt Investments		$119,393	119393000	100.0%	$65,834	100.0%
As of December 31, 2025 and December 31, 2024, our debt investments had a weighted average risk rating score of 2.9 and 3.1, respectively.
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
As of December 31, 2025 and December 31, 2024, no loans or equipment financings loans were on non-accrual status.
Results of Operations
The following discussion and analysis of our results of operations encompasses our consolidated results for the year ended December 31, 2025 and the period from June 28, 2024 (commencement of operations) to December 31, 2024. As the comparative period (June 28, 2024 to December 31, 2024) is a period less than a full year, year to date comparisons may not be meaningful.

Investment Income
The following table sets forth the components of investment income (in thousands):

	Year Ended December 31, 2025	Period from June 28, 2024 (commencement of operations) to December 31, 2024

Stated interest income	$10,976	$2,283
Amortization of OID and EOT	1,883	349
Prepayment penalty and related fees	287	74
Other fee income	216	5
Total investment income	$13,362	$2,711
For the year ended December 31, 2025, total investment income was approximately $13.4 million, which represents an approximate effective yield of 14.0% on the average investments during the year. For the period from June 28, 2024 (commencement of operations) to December 31, 2024, total investment income was approximately $2.7 million, which represents an approximate effective yield of 8.1% on the average investments during the year. The increase in investment income for the year ended December 31, 2025 is due to increases in each underlying component of investment income. Stated interest income and amortization of OID and EOT increased due to a higher principal value of income producing debt investments. Prepayment penalty and related fee income increased due to a higher volume of early repayments. Other fee income increased as a result of portfolio activity.
Net Operating Expenses
Our operating expenses are comprised of interest and fees on our borrowings, management fees and incentive fees, professional fees, general and administrative expenses. Our operating expenses totaled approximately $9.4 million for the year ended December 31, 2025. For the period from June 28, 2024 (commencement of operations) to December 31, 2024, our operating expenses totaled approximately $2.4 million. The increase in our operating expenses for the year ended December 31, 2025 is discussed with respect to each component of such expenses below.
Interest Expense and Other Debt Financing Costs
Our interest expense and other debt financing costs are primarily comprised of interest and fees related to secured borrowings under the KeyBank Credit Agreement and unsecured borrowings under the 2028 Series A Notes. Interest expense and other debt financing costs on our borrowings totaled approximately $3.1 million for year ended December 31, 2025. Our weighted average effective interest rate, comprised of interest and amortization of fees and discount, was approximately 9.8% for the year ended December 31, 2025. For the period from June 28, 2024 (commencement of operations) to December 31, 2024, interest expense and other debt financing costs on our borrowings under the KeyBank Credit Agreement totaled approximately $0.2 million and our weighted average effective interest rate, comprised of interest and amortization of fees and discount, was approximately 14.9%. The increase in interest expense for the year ended December 31, 2025 was primarily due to increased borrowings under our credit facility with KeyBank and the incurrence of additional indebtedness under the 2028 Series A Notes.
Management Fees and Incentive Fees
Base management fees for the year ended December 31, 2025 totaled approximately $1.6 million. Incentive fees for year ended December 31, 2025 totaled approximately $1.5 million. Base management fees for the period June 28, 2024 (commencement of operations) to December 31, 2024, totaled approximately $0.3 million. Incentive fees for the period June 28, 2024 (commencement of operations) to December 31, 2024 totaled approximately $0.3 million. The increase in base management fees was primarily driven by an increase in Managed Assets. For the year ended December 31, 2025, monthly average Managed Assets was $92.6 million as compared to an average of $43.6 million for the period June 28, 2024 (commencement of operations) to December 31, 2024. The increase in incentive fees was primarily driven by higher pre-incentive fee net investment income and an increase in unrealized capital appreciation.
Professional Fees Expenses
Professional fees expenses, consisting of legal fees, accounting fees and third-party valuation fees, totaled approximately $1.6 million for the year ended December 31, 2025 and approximately $0.1 million, for the period June 28, 2024 (commencement of operations) to December 31, 2024. The increase in professional fees was driven by increases in legal, administrative, audit and tax expenses.
Administrative services and general and administrative expenses are also presented within professional fees on the Consolidated Statement of Operations. Administrative expenses primarily include administrative fees and general and administrative expenses include various other expenses related to our ongoing operations. Our administrative services expenses and general and administrative expenses totaled approximately $0.3 million for the year ended December 31, 2025. Our administrative services expenses and general and administrative expenses totaled less than $0.1 million for the period June 28, 2024 (commencement of operations) to December 31, 2024. These amounts are presented within professional fees on the Consolidated Statements of Operations. The increase in administrative services expenses and general and administrative expenses is primarily due to increases in administrative services expenses.
Net Investment Income
For the year ended December 31, 2025, we recognized approximately $13.4 million in total investment income as compared to approximately $9.4 million in total expenses, resulting in net investment income of approximately $4.0 million. For the period from June 28, 2024 (commencement of operations) to December 31, 2024, we recognized approximately $2.7 million in total investment income as compared to approximately $2.4 million in total expenses, resulting in net investment income of approximately $0.3 million.
Net Realized Gains and Losses
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period.
During the year ended December 31, 2025, our gross realized gains primarily consisted of the repayment of two equipment financing positions. Our gross realized losses primarily consisted of the extinguishment of two debt positions. During the period of June 28, 2024 (commencement of operations) to December 31, 2024, our gross realized gains consisted primary of the repayment of one equipment financing position and there were no gross realized losses.
The net realized gains (losses) from the sales, repayments, or exits of investments for the year ended December 31, 2025 and the period of June 28, 2024 (commencement of operations) to December 31, 2024 were comprised of the following (in thousands):

	Year Ended December 31, 2025	Period from June 28, 2024 (commencement of operations) to December 31, 2024
Net realized gain/(loss) on investments:
Gross realized gains	$936	$318
Gross realized losses	(3)	—
Total net realized gains/(losses) on investments	$933	$318
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
Net unrealized appreciation and depreciation on investments for the year ended December 31, 2025 and the period of June 28, 2024 (commencement of operations) to December 31, 2024 is comprised of the following (in thousands):

	Year Ended December 31, 2025	Period from June 28, 2024 (commencement of operations) to December 31, 2024
Gross unrealized appreciation	$2,550	$609
Gross unrealized depreciation	(1,007)	(196)
Net unrealized appreciation/(depreciation) reclassified related to net realized gains or losses	(29)	—
Total net unrealized gains/(losses) on investments	$1,514	$413
During the year ended December 31, 2025, our net unrealized appreciation totaled approximately $1.5 million, which included net unrealized appreciation of $0.6 million from our debt investments and $0.9 million from our warrant and equity investments.
For the period from June 28, 2024 (commencement of operations) to December 31, 2024, our net unrealized appreciation totaled approximately $0.4 million from our debt, warrant and equity investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
Net increase in net assets resulting from operations during the year ended December 31, 2025, totaled approximately $6.4 million. Net increase in net assets resulting from operations during the period from June 28, 2024 (commencement of operations) to December 31, 2024 totaled approximately $1.0 million.

Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share
For the period from August 28, 2025 through December 31, 2025, basic and diluted net increase in net assets per common share was $0.40. For the period of June 28, 2024 (commencement of operations) to December 31, 2024, basic and diluted net increase in net assets per common share was not applicable.
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
During the year ended December 31, 2025, we experienced a net decrease in cash and cash equivalents in the amount of $1.7 million, which is the net result of $47.6 million of cash provided by financing activities, offset by $49.4 million of cash used in operating activities.
During the period ended December 31, 2024, we experienced a net increase in cash and cash equivalents in the amount of $2.2 million, which is the net result of $66.8 million of cash provided by financing activities, offset by $64.6 million of cash used in operating activities.
As of December 31, 2025 and December 31, 2024, we had cash and cash equivalents of $0.6 million and $2.2 million, respectively. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Fund’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.
As of December 31, 2025 and December 31, 2024 we had approximately $23.3 million and $47.6 million, respectively, of available borrowings under the KeyBank Credit Agreement, subject to its terms and regulatory requirements.
Refer to “Note 5–Borrowings” in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for additional information, including a discussion of our borrowings.

Asset Coverage Requirements
In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On March 25, 2025, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our initial shareholder approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As a result, we are generally permitted to borrow $2 for every $1 of investor equity (subject to any additional or more restrictive debt limitations under the terms of our existing financing agreements).

As of December 31, 2025, our asset coverage ratio was approximately 198.5% and our asset coverage ratio per unit was approximately $2.0. As of December 31, 2024, our asset coverage ratio was approximately 547.7% and our asset coverage ratio per unit was not applicable. See "Note 7— Shareholders' Equity" for additional information.
Commitments and Off-Balance Sheet Arrangements
Our commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to our portfolio companies. A portion of these unfunded contractual commitments as of December 31, 2025 and December 31, 2024 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, our credit agreements with our portfolio companies generally contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Fund. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, our disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. We will fund future unfunded commitments from the same sources we use to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the KeyBank Credit Agreement).
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
As of December 31, 2025 and December 31, 2024, the Fund did not have any off‑balance sheet arrangements.
Contractual Obligations
A summary of our contractual payment obligations as of December 31, 2025, is as follows (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
KeyBank Credit Facility	$-	$-	$36,700	$-	$36,700
2028 Series A Notes	$-	$25,000	$-	$-	$25,000
Total Contractual Obligations	$-	$25,000	$36,700	$-	$61,700
Distributions
The Fund intends to authorize and declare ordinary cash distributions on a quarterly basis and pay such distributions on a monthly basis. All distributions will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as may be deemed relevant from time to time.

For the year ended December 31, 2025, the Fund has declared the below distributions:

Record Date	Payable Date	Rate[1]
November 19, 2025	November 28, 2025	$0.08
December 22, 2025	December 31, 2025	0.08
Total		$0.16
1rounded to two decimal places for reporting purposes

Related Party Transactions
We have entered into indemnification agreements with our trustees and executive officers. The indemnification agreements are intended to provide our trustees and executive officers with the maximum indemnification permitted under Delaware law and the 1940 Act. Each indemnification agreement provides that we shall indemnify the trustee or executive officer who is a party to the agreement, or an “Indemnitee,” including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Delaware law and the 1940 Act.
Refer to “Note 11—Related Party Transactions” included in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
Recent Developments
Share Issuance
For the period from January 1, 2026 to March 31, 2026, the Fund issued and sold 22,860 of its common shares of beneficial interest at a weighted-average offering price of $10.94 per share, resulting in net proceeds to the Fund of $0.2 million.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
As of December 31, 2025 approximately 75.4% of our debt investments based on outstanding principal balance represented floating-rate investments based on U.S. Prime Rate (“Prime”) or SOFR, and approximately 24.6% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the KeyBank Credit Facility are subject to floating interest rates based on SOFR plus a spread, subject to the number of eligible debt investments in the collateral pool.
Based on our Consolidated Statements of Operations as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime Rate on our debt investments (considering interest rate floors for floating-rate instruments) and the hypothetical base rate changes in the SOFR on our KeyBank Credit Facility, assuming that there are no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$2,699	$(1,101)	$1,598
Up 200 basis points	$1,799	$(734)	$1,065
Up 100 basis points	$741	$(367)	$374
Down 100 basis points	$(139)	$367	$228
Down 200 basis points	$(232)	$734	$502
Down 300 basis points	$(302)	$1,101	$799
Currency Risk
Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of December 31, 2025, we had three foreign domiciled portfolio companies. Our exposure to currency risk related to these debt investments is minimal as payments from such portfolio companies are primarily received in U.S. dollars. No other investments as of December 31, 2025 were subject to currency risk.
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

Item 8. Consolidated Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	97
Consolidated Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024	98
Consolidated Statements of Operations for the Year Ended December 31, 2025 and for the period June 28, 2024 (commencement of operations) to December 31, 2024	99
Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2025 and for the period June 28, 2024 (commencement of operations) to December 31, 2024	100
Consolidated Statements of Cash Flows for the Year Ended December 31, 2025 and for the period June 28, 2024 (commencement of operations) to December 31, 2024	102
Consolidated Schedule of Investments as of December 31, 2025	103
Consolidated Schedule of Investments as of December 31, 2024	121
Notes to Consolidated Financial Statements	132

Report of Independent Registered Public Accounting Firm

To the Shareholders of Eagle Point Trinity Senior Secured Lending Company

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Eagle Point Trinity Senior Secured Lending Company (the Fund), including the consolidated schedules of investments, as of December 31, 2025 and 2024 , the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2025 and for the period from June 28, 2024 (commencement of operations) to December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2025 and for the period from June 28, 2024 (commencement of operations) to December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the underlying investee companies, borrowers and others; when replies were not received from the underlying investee companies, borrowers and others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Fund’s auditor since 2024.

Los Angeles, California
March 31, 2026

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $121,142 and $66,473, respectively)	$123,127	$66,886
Cash and cash equivalents	576	2,239
Interest receivable	1,099	726
Deferred credit facility costs	390	796
Due from affiliates	1,274	—
Other assets	307	6
Total assets	$126,773	$70,653

LIABILITIES
KeyBank Credit Facility	$36,700	$12,400
2028 Series A Notes, net of $425 and $0, respectively, of unamortized deferred financing costs	24,575	—
Management fees payable	532	316
Incentive fees payable	153	185
Contingent incentive fees payable	484	132
Interest payable	974	140
Security deposits	248	525
Accrued expenses and other liabilities	1,508	650
Total liabilities	$65,174	$14,348

Commitments and contingencies (Note 6)	—	—

NET ASSETS
Members' capital	—	56,305
Common shares of beneficial interest, $0.001 par value, unlimited shares authorized, (6,017,855 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	—	—
Paid-in capital in excess of par	60,896	—
Distributable earnings/(accumulated deficit)	703	—
Total net assets	61,599	56,305
Total liabilities and net assets	$126,773	$70,653
NET ASSET VALUE PER SHARE	$10.24	$—
See accompanying notes to audited consolidated financial statements.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31, 2025	For the period from June 28, 2024 (commencement of operations) to December 31, 2024
INVESTMENT INCOME:
Interest income from non-controlled/non-affiliated investments	$12,859	$2,632
Fee and other income from non-controlled/non-affiliated investments	503	79
Total investment income	13,362	2,711

EXPENSES:
Origination fees	746	739
Management fees	1,619	316
Incentive fees	1,194	185
Contingent incentive fees	352	132
Organizational costs	254	605
Offering fees	109	—
Professional fees	1,956	145
Interest expense and other debt financing costs	3,145	215
Other expenses	36	89
Total expenses	9,411	2,426

NET INVESTMENT INCOME	3,951	285

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Non-controlled/non-affiliated investments	933	318
Net realized gain/(loss) from investments	933	318

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS
Non-controlled/non-affiliated investments	1,514	413
Net change in unrealized appreciation/(depreciation) from investments	1,514	413

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,398	$1,016

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED[1]	$0.16	$—

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS FROM PER SHARE - BASIC AND DILUTED[1]	$0.40	$—

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	6,014,889	—
(1) Per share amounts are calculated by dividing net investment income and net change in net assets resulting from operations for the period from August 28, 2025 (the date of the first share issuance) through December 31, 2025 by the weighted average number of shares outstanding during that same period.

See accompanying notes to audited consolidated financial statements.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Statements of Changes in Net Assets
(In thousands, except share and per share data)

Year Ended December 31, 2025
	Members'			Paid In Capital in Excess of	Distributable Earnings/ (Accumulated	Total
	Interest	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of December 31, 2024	$56,305	—	$—	$—	$—	$56,305
Capital contributions	4,710	—	—	—	—	4,710
Capital distributions	(4,850)	—	—	—	—	(4,850)
Net investment income through August 28, 2025	2,999	—	—	—	—	2,999
Net realized gain/(loss) on investments through August 28, 2025	927	—	—	—	—	927
Net change in unrealized appreciation/(depreciation) on investments through August 28, 2025	41	—	—	—	—	41
Conversion transaction	(60,132)	6,013,222	—	59,620	512	—
Capital contributions	—	4,633	—	47	—	47
Distributions	—	—	—	—	(1,011)	(1,011)
Tax reclassification	—	—	—	1,229	(1,229)	—
Net investment income August 29 to December 31, 2025	—	—	—	—	952	952
Net realized gain/(loss) on investments August 29 to December 31, 2025	—	—	—	—	6	6
Net change in unrealized appreciation/(depreciation) on investments August 29 to December 31, 2025	—	—	—	—	1,473	1,473
Balance as of December 31, 2025	$—	6,017,855	$—	$60,896	$703	$61,599

For the period from June 28, 2024 (commencement of operations) to December 31, 2024
	Members'	Common		Paid In Capital in Excess of	Distributable Earnings/ (Accumulated	Total
	Interest	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of June 28, 2024 (commencement of operations)	$—	$—	$—	$—	$—	$—
Capital contributions	55,289	—	—	—	—	55,289
Net investment income	285	—	—	—	—	285
Net realized gain/(loss) on investments	318	—	—	—	—	318
Net change in unrealized appreciation/(depreciation) on investments	413	—	—	—	—	413
Balance as of December 31, 2024	$56,305	$—	$—	$—	$—	$56,305

See accompanying notes to audited consolidated financial statements.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2025	For the Period June 28, 2024 (commencement of operations) to December 31, 2024
Cash flows from operating activities:
Net increase/(decrease) in net assets resulting from operations	$6,398	$1,016
Adjustments to reconcile net increase (decrease) in partners’ capital resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation)/depreciation from investments	(1,514)	(413)
Net realized (gain)/loss from investments	(933)	(318)
Accretion of original issue discount/premium on investments	(1,743)	(425)
Amortization of deferred financing costs	548	59
Purchases of investments, net of deferred fees	(75,036)	(74,925)
Interest received-in kind	(86)	(18)
Proceeds from the sale and paydowns of investments	23,070	9,213
Change in operating assets and liabilities
Increase/(Decrease) in due from affiliates	(1,274)	—
(Increase)/Decrease in interest receivable and other assets	(674)	(731)
Increase/(Decrease) in security deposits	(277)	525
Increase/(Decrease) in accrued expenses and other liabilities	858	650
Increase/(Decrease) in management fees payable, incentive fees payable, and interest payable	1,370	773
Net cash provided by (used in) operating activities	(49,293)	(64,594)

Cash flows from financing activities
Capital contributions	4,757	55,289
Capital distributions	(5,861)	—
Borrowings under Credit Facility	65,500	12,400
Repayments under Credit Facility	(41,200)	—
Deferred credit facility costs paid	(29)	(856)
Issuance of Series A Notes, net of issuance costs	24,463	—
Net cash provided by (used in) financing activities	47,630	66,833

Net increase (decrease) in cash and cash equivalents	(1,663)	2,239
Cash and cash equivalents, beginning of period	2,239	—
Cash and cash equivalents, end of period	$576	$2,239

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,694	$—
See accompanying notes to audited consolidated financial statements.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Par Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States
Artificial Intelligence & Automation
Applied Digital Corporation	Equipment Financing	June 28, 2024	March 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	$320	$320	$326
	Equipment Financing	June 28, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	213	213	217
	Equipment Financing	November 19, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	345	346	351
Total Artificial Intelligence & Automation					878	879	894

Augmented Reality Concepts, Inc.	Secured Loan	November 19, 2024	June 18, 2029	Variable interest rate SOFR 3 Month Term + 7.3%; EOT 0.0%	1,230	1,227	1,235	(6)

Cirrascale Cloud Services, LLC	Equipment Financing	November 19, 2024	April 1, 2027	Fixed interest rate 10.2% EOT 5.0%	605	661	663
	Equipment Financing	November 19, 2024	September 1, 2026	Fixed interest rate 12.7% EOT 4.0%	510	567	568
Total Cirrascale Cloud Services, LLC					1,115	1,228	1,231

D-Wave Quantum Inc.	Equipment Financing	August 1, 2025	September 1, 2028	Fixed interest rate 10.8% EOT 4.0%	54	53	54

Sortera Technologies, Inc.	Equipment Financing	February 11, 2025	March 1, 2028	Fixed interest rate 12.5% EOT 4.0%	1,088	1,074	1,085	(6)

Swimlane, Inc.	Secured Loan	May 28, 2025	June 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8% EOT 2.3%	3,600	3,544	3,639	(6)

Tquila Automation, Inc	Secured Loan	July 2, 2025	August 1, 2030	Variable interest rate Prime + 5.0% or Floor rate 12.3%; EOT 3.0%	900	891	904

Uniphore Technologies Inc.	Secured Loan	September 30, 2025	October 1, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.0%	4,000	3,904	3,975
	Secured Loan	October 2, 2025	October 1, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.0%	1,500	1,468	1,468
Total Uniphore Technologies Inc.					5,500	5,372	5,443

Sub-Total: Artificial Intelligence & Automation (23.5%)*					14,365	14,268	14,485

Biotechnology
Candel Therapeutics, Inc.	Secured Loan	October 14, 2025	October 1, 2030	Variable interest rate Prime + 3.0% or Floor rate 9.8%; EOT 4.3%	1,500	1,451	1,451

Taysha Gene Therapies, Inc.	Secured Loan	August 7, 2025	September 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 5.0%	2,000	2,005	2,055	(6)

Sub-Total: Biotechnology (5.7%)*					3,500	3,456	3,506

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Par Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Connectivity
AST & Science, LLC	Equipment Financing	June 27, 2025	July 1, 2030	Fixed interest rate 12.4%; EOT 9.0%	$2,367	$2,394	$2,439
	Equipment Financing	June 30, 2025	July 1, 2030	Fixed interest rate 12.5%; EOT 9.0%	385	389	397
	Equipment Financing	September 26, 2025	October 1, 2030	Fixed interest rate 12.4%; EOT 9.0%	860	861	876
	Equipment Financing	December 23, 2025	January 1, 2031	Fixed interest rate 12.4%; EOT 9.0%	540	536	536
Total AST & Science, LLC					$4,152	$4,180	$4,248

Tarana Wireless, Inc.	Secured Loan	November 19, 2024	October 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 12.5% EOT 4.0%	$1,200	$1,172	$1,176	(6)

Sub-Total: Connectivity (8.8%)*					$5,352	$5,352	$5,424

Consumer Products & Services
Bobbie Baby, Inc.	Equipment Financing	September 12, 2025	October 1, 2028	Fixed interest rate 11.6% EOT 3.0%	$1,944	$1,922	$1,957

Ogee, Inc.	Secured Loan	November 25, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	$300	$307	$307	(6)
	Secured Loan	November 25, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	300	308	308	(6)
	Secured Loan	November 25, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	300	304	303	(6)
	Secured Loan	July 18, 2025	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0% EOT 3.8%	300	268	266	(6)
Total Ogee, Inc.					$1,200	$1,187	$1,184

Sub-Total: Consumer Products & Services (5.1%)*					$3,144	$3,109	$3,141

Diagnostics & Tools
Rapid Micro Biosystems, Inc.	Secured Loan	August 8, 2025	September 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$1,800	$1,751	$1,777
Sub-Total: Diagnostics & Tools (2.9%)*					1,800	1,751	1,777

Finance and Insurance
Beam Technologies, Inc.	Secured Loan	November 19, 2024	October 1, 2029	Variable interest rate Prime + 2.8% or Floor rate 11.0%+PIK Fixed Interest Rate 1.5%; EOT 2.0%	$2,264	$2,358	$2,320	(6) (7)
	Secured Loan	June 25, 2025	October 1, 2029	Variable interest rate Prime + 2.8% or Floor rate 11.0%+PIK Fixed Interest Rate 1.5%; EOT 2.0%	181	185	186	(6) (7)
	Secured Loan	August 7, 2025	December 31, 2029	Fixed interest rate 0.0%; EOT 0.0%	30	30	30	(8)
Total Beam Technologies, Inc.					$2,475	$2,573	$2,536

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Par Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Centivo Corporation	Secured Loan	November 19, 2024	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3% +PIK Fixed Interest Rate 1.0%; EOT 2.0%	$507	$504	$513	(6) (7)
	Secured Loan	December 20, 2024	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	505	488	495	(6) (7)
	Secured Loan	February 3, 2025	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	504	489	496	(6) (7)
	Secured Loan	May 20, 2025	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	1,005	973	988	(6) (7)
	Secured Loan	June 13, 2025	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	502	486	493	(6) (7)
Total Centivo Corporation					$3,023	$2,940	$2,985

Cherry Technologies, Inc.	Secured Loan	June 28, 2024	April 1, 2030	Variable interest rate Prime + 2.5% or Floor rate 9.5%; EOT 2.0%	$265	$276	$273	(6)
	Secured Loan	July 31, 2024	April 1, 2030	Variable interest rate Prime + 2.5% or Floor rate 9.5%; EOT 2.0%	265	276	272	(6)
Total Cherry Technologies, Inc.					$530	$552	$545

Tilt Finance, Inc (dba Empower Financial, Inc.)	Secured Loan	June 28, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	$378	$388	$384	(6)
	Secured Loan	June 28, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	98	97	98	(6)
	Secured Loan	June 28, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	147	147	147	(6)
	Secured Loan	June 28, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	152	149	149	(6)
	Secured Loan	June 28, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	505	514	522	(6)
Total Tilt Finance, Inc (dba Empower Financial, Inc.)					$1,280	$1,295	$1,300

Gravie, Inc.	Secured Loan	November 19, 2024	July 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 13.0%; EOT 2.5%	$1,020	$1,030	$1,007	(6)

Kard Financial, Inc.	Secured Loan	September 10, 2025	October 1, 2030	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.0%	$980	$955	$984	(6)

One Million Metrics (dba Kinetic)	Secured Loan	August 25, 2025	September 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 3.0%	$1,050	$1,024	$1,053	(6)

Lendflow, Inc.	Secured Loan	April 24, 2025	May 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 2.7%	$960	$949	$974	(6)
	Secured Loan	December 15, 2025	May 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 2.7%	480	471	471	(6)
Total Lendflow, Inc.					$1,440	$1,420	$1,445

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Par Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
PatientFi, Inc.	Secured Loan	March 14, 2025	April 1, 2030	Variable interest rate Prime + 3.5% or Floor rate 10.5%; EOT 2.5%	$1,800	$1,783	$1,797	(6)
	Secured Loan	December 16, 2025	April 1, 2030	Variable interest rate Prime + 3.5% or Floor rate 10.5%; EOT 2.5%	1,800	1,753	1,753	(6)
Total PatientFi, Inc.					$3,600	$3,536	$3,550

Under Technologies, Inc.	Secured Loan	November 19, 2024	June 1, 2029	Variable interest rate Prime + 3.8% or Floor rate 12.0%; EOT 4.3%	$600	$599	$615	(6)
	Secured Loan	November 27, 2024	June 1, 2029	Variable interest rate Prime + 3.8% or Floor rate 12.0%; EOT 4.3%	600	598	607	(6)
Total Under Technologies, Inc.					$1,200	$1,197	$1,222

Wisetack, Inc.	Secured Loan	November 14, 2024	December 1, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.5%	$900	$894	$917	(6)
	Secured Loan	December 9, 2025	September 22, 2027	Fixed interest rate 6.0%; EOT 0.0%	30	30	30	(6)(8)
Total Wisetack, Inc.					$930	$924	$947

Sub-Total: Finance and Insurance (28.5%)*					$17,528	$17,446	$17,574

Food and Agriculture Technologies
DrinkPak, LLC	Equipment Financing	June 28, 2024	September 1, 2026	Fixed interest rate 12.9%; EOT 7.0%	$415	$548	$554

Sub-Total: Food and Agriculture Technologies (0.9%)*					$415	$548	$554

Green Technology
Commonwealth Fusion Systems, LLC	Equipment Financing	November 19, 2024	July 1, 2030	Fixed interest rate 13.2%; EOT 10.0%	$2,981	$3,167	$3,200
	Equipment Financing	June 28, 2024	July 1, 2030	Fixed interest rate 13.0%; EOT 10.0%	1,030	1,135	1,132
	Equipment Financing	January 14, 2025	July 1, 2029	Fixed interest rate 11.2%; EOT 6.0%	161	165	167
	Equipment Financing	December 24, 2025	December 1, 2030	Fixed interest rate 11.4%; EOT 6.0%	1,300	1,288	1,288
Total Commonwealth Fusion Systems, LLC					$5,472	$5,755	$5,787

Electric Hydrogen Co.	Equipment Financing	June 28, 2024	January 1, 2029	Fixed interest rate 12.6%; EOT 15.0%	$902	$1,046	$1,016
	Equipment Financing	November 19, 2024	January 1, 2029	Fixed interest rate 12.6%; EOT 15.0%	740	828	818
	Equipment Financing	November 19, 2024	October 1, 2028	Fixed interest rate 12.5% EOT 15.0%	444	489	485
	Equipment Financing	November 14, 2024	December 1, 2028	Fixed interest rate 11.9%; EOT 15.0%	107	116	115
Total Electric Hydrogen Co.					$2,193	$2,479	$2,434

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Par Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Form Energy, Inc.	Equipment Financing	November 19, 2024	November 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$1,563	$1,585	$1,608
	Equipment Financing	December 12, 2024	January 1, 2028	Fixed interest rate 12.5% EOT 3.0%	423	426	432
Total Form Energy, Inc.					$1,986	$2,011	$2,040

Sub-Total: Green Technology (16.7%)*					$9,651	$10,245	$10,261

Healthcare Technology
B.Well Connected Health, Inc.	Secured Loan	April 10, 2025	May 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 3.0%	$1,800	$1,783	$1,829	(6)
	Secured Loan	October 29, 2025	May 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 3.0%	720	708	708	(6)
Total B.Well Connected Health, Inc.					$2,520	$2,491	$2,537

Paytient Technologies, Inc.	Secured Loan	May 27, 2025	June 1, 2030	Variable interest rate Prime + 3.8%% or Floor rate 10.8%; EOT 3.0%	$1,250	$1,228	$1,246	(6)
	Secured Loan	October 2, 2025	June 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.8%; EOT 3.0%	1,250	1,246	1,246	(6)
Total Paytient Technologies, Inc.					$2,500	$2,474	$2,492

PurpleLab, Inc.	Secured Loan	September 24, 2025	October 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 11.5%; EOT 2.0%	$3,500	$3,430	$3,461	(6)

Sub-Total: Healthcare Technology (13.8%)*					$8,520	$8,395	$8,490

Marketing, Media, and Entertainment
Angel Studios, Inc.	Secured Loan	September 8, 2025	October 1, 2030	Variable interest rate Prime + 6.0% or Floor rate 13.5%; EOT 2.0%	$1,600	$1,449	$1,481	(6)

Rarefied Atmosphere, Inc.	Secured Loan	May 6, 2025	June 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 2.0%	$3,163	$3,119	$3,202	(6)

Vox Media Holdings, Inc.	Secured Loan	June 28, 2024	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	$1,494	$1,503	$1,479	(6)
	Secured Loan	June 28, 2024	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8% EOT 2.5%	749	753	740	(6)
Total Vox Media Holdings, Inc.					$2,243	$2,256	$2,219

Sub-Total: Marketing, Media and Entertainment (11.2%)*					$7,006	$6,824	$6,902

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Par Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Medical Devices
Apiject Holdings, Inc.	Equipment Financing	November 19, 2024	July 1, 2028	Fixed interest rate 10.9%; EOT 7.5%	$880	$976	$894
	Equipment Financing	November 19, 2024	October 1, 2028	Fixed interest rate 11.1%; EOT 7.5%	447	492	455
Total Apiject Holdings, Inc.					$1,327	$1,468	$1,349

Cagent Vascular, Inc.	Secured Loan	January 24, 2025	February 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 3.0%	$1,200	$1,217	$1,226	(6)

Elucent Medical, Inc.	Secured Loan	November 19, 2024	November 30, 2029	Variable interest rate Prime + 3.8% or Floor rate 11.3%; EOT 3.3%	$900	$894	$887	(6)

Lightforce Orthodontics, Inc.	Secured Loan	November 19, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	$1,800	$1,798	$1,845	(6)
	Secured Loan	November 19, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	300	300	307	(6)
Total Lightforce Orthodontics, Inc.					$2,100	$2,098	$2,152

Nalu Medical, Inc	Secured Loan	July 3, 2025	August 1, 2030	Variable interest rate Prime + 3.0% or Floor rate 10.0%; EOT 4.0%	$1,575	$1,562	$1,588	(6)

Neuros Medical, Inc.	Secured Loan	December 11, 2025	January 1, 2031	Variable interest rate Prime + 3.8% or Floor rate 10.5%; EOT 4.0%	$1,884	$1,885	$1,896	(6)

Okami Medical, Inc.	Secured Loan	June 24, 2025	July 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.5%; EOT 2.0%	$600	$590	$595	(6)

Restor3d, Inc.	Secured Loan	November 19, 2024	July 4, 2028	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.3%	$255	$257	$262	(6)

Vital Connect, Inc.	Secured Loan	November 19, 2024	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	$2,100	$2,110	$2,170	(6)
	Secured Loan	March 21, 2025	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	600	600	617	(6)
	Secured Loan	December 17, 2025	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	600	594	594	(6)
Total Vital Connect, Inc.					$3,300	$3,304	$3,381

Sub-Total: Medical Devices (21.7%)*					$13,141	$13,275	$13,336

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Par Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Other Healthcare Services
Cellares Corporation	Equipment Financing	November 19, 2024	September 1, 2029	Fixed interest rate 12.0%; EOT 4.5%	$237	$242	$245
	Equipment Financing	January 10, 2025	February 1, 2030	Fixed interest rate 12.2%; EOT 4.5%	159	161	161
	Equipment Financing	January 29, 2025	February 1, 2030	Fixed interest rate 12.5%; EOT 4.5%	97	98	98
	Secured Loan	November 19, 2024	February 1, 2027	Variable interest rate Prime + 3.3% or Floor rate 11.8%; EOT 4.0%	3,000	3,037	3,082	(6)
Total Cellares Corporation					$3,493	$3,538	$3,586

Upward Health, Inc.	Secured Loan	November 19, 2024	September 1, 2029	Variable interest rate Prime + 4.3% or Floor rate 12.8%; EOT 3.0%	$500	$494	$509	(6)

Sub-Total: Other Healthcare Services (6.6%)*					$3,993	$4,032	$4,095

Software as a Service ("SaaS")
Eyelit Technologies, Inc.	Secured Loan	November 19, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	$500	$492	$491	(6) (9)
	Secured Loan	December 27, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	880	866	864	(6) (9)
	Secured Loan	June 20, 2025	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	100	98	99	(6) (9)
	Secured Loan	September 10, 2025	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	250	245	244	(6) (9)
Total Eyelit Technologies, Inc.					$1,730	$1,701	$1,698

Hometown Ticketing, Inc.	Secured Loan	November 25, 2024	November 25, 2029	Variable interest rate SOFR 3 Month Term + 7.7%; EOT 0.0%	$1,574	$1,551	$1,580	(6)

ServiceTrade, Inc.	Secured Loan	November 19, 2024	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	$1,500	$1,481	$1,494	(6) (9)
	Secured Loan	May 2, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	120	118	120	(6) (9)
	Secured Loan	June 3, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	120	118	120	(6) (9)
	Secured Loan	September 22, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	120	118	120	(6) (9)
Total ServiceTrade, Inc.					$1,860	$1,835	$1,854

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Par Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Silk Technologies, Inc.	Secured Loan	November 19, 2024	December 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 1.5%	$1,200	$1,182	$1,195	(6)

SOCI, Inc.	Secured Loan	November 19, 2024	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	$2,281	$2,244	$2,203	(6) (9)
	Secured Loan	December 30, 2024	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.8%; EOT 0.0%	208	204	201	(6) (9)
	Secured Loan	April 23, 2025	October 3, 2029	Variable interest rate SOFR 6 Month Term + 7.8%; EOT 0.0%	104	102	103	(6) (9)
	Secured Loan	August 5, 2025	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	110	108	108	(6) (9)
Total SOCI, Inc.					$2,703	$2,658	$2,615

Steno Agency, Inc.	Secured Loan	November 19, 2024	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	$510	$511	$522	(6)
	Secured Loan	January 2, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	600	603	616	(6)
	Secured Loan	May 16, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	600	580	592	(6)
Total Steno Agency					$1,710	$1,694	$1,730

Xytech Systems, LLC	Secured Loan	February 26, 2025	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.0%; EOT 0.0%	$2,400	$2,400	$2,357	(6) (9)
	Secured Loan	July 2, 2025	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.0%; EOT 0.0%	120	118	116	(6) (9)
Total Xytech Systems, LLC					$2,520	$2,518	$2,473

Sub-Total: Software as a Service ("SaaS") (21.3%)*					$13,297	$13,139	$13,145

Space Technology
Astranis Space Technologies Corp.	Equipment Financing	June 28, 2024	May 1, 2027	Fixed interest rate 12.1% EOT 6.5%	184	231	197
	Equipment Financing	November 19, 2024	October 1, 2028	Fixed interest rate 13.8% EOT 6.5%	225	243	242
	Equipment Financing	November 19, 2024	October 1, 2027	Fixed interest rate 12.6% EOT 4.0%	173	175	176
	Equipment Financing	August 25, 2025	September 1, 2028	Fixed interest rate 11.6%; EOT 4.0%	180	180	183
	Equipment Financing	October 30, 2025	November 1, 2028	Fixed interest rate 11.7%; EOT 4.0%	46	46	46
	Secured Loan	August 25, 2025	August 25, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 4.0%	2,000	1,925	1,984	(6)
Total Astranis Space Technologies Corp.					2,808	2,800	2,828

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Par Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Impulse Space, Inc.	Equipment Financing	November 19, 2024	July 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$182	$189	$190
	Equipment Financing	November 19, 2024	October 1, 2027	Fixed interest rate 12.5%; EOT 3.0%	187	191	194
	Equipment Financing	December 27, 2024	January 1, 2028	Fixed interest rate 12.9%; EOT 3.0%	189	189	195
	Equipment Financing	February 12, 2025	March 1, 2028	Fixed interest rate 12.6%; EOT 3.0%	218	219	222
	Equipment Financing	June 25, 2025	July 1, 2028	Fixed interest rate 12.8%; EOT 3.0%	272	269	274
	Equipment Financing	September 25, 2025	October 1, 2028	Fixed interest rate 12.8%; EOT 3.0%	1,319	1,298	1,318
Total Impulse Space, Inc.					$2,367	$2,355	$2,393

Kymeta Corporation	Secured Loan	November 19, 2024	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	$600	$589	$608	(6)
	Secured Loan	June 11, 2025	August 1, 2029	Variable interest rate Prime + 4.0%% or Floor rate 12.5%; EOT 3.0%	600	599	610	(6)
Total Kymeta Corporation					$1,200	$1,188	$1,218

Slingshot Aerospace, Inc.	Secured Loan	November 19, 2024	August 1, 2029	Variable interest rate Prime + 5.5% or Floor rate 14.0%; EOT 3.0%	$1,800	$1,793	$1,837	(6)

Sub-Total: Space Technology (13.4%)*					$8,175	$8,136	$8,276

Transportation Technology
EH Leasing Company, LLC	Equipment Financing	November 1, 2025	November 1, 2029	Fixed interest rate 14.4%; EOT 18.7%	$318	$357	$328	(8)

Sub-Total: Transportation Technology (0.5%)*					$318	$357	$328

Total Debt Securities - United States (180.7%)*					$110,205	$110,333	$111,294

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Par Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - Canada
Space Technology
Earthdaily Constellation Holdings, LP	Equipment Financing	June 10, 2025	January 1, 2029	Fixed interest rate 13.5%; EOT 7.0%	$3,173	$3,154	$3,185
	Equipment Financing	August 28, 2025	March 1, 2029	Fixed interest rate 13.9%; EOT 7.0%	439	432	437
Total Earthdaily Constellation Holdings, LP					$3,612	$3,586	$3,622

Sub-Total: Space Technology (5.9%)*					$3,612	$3,586	$3,622

Total Debt Securities - Canada (5.9%)*					$3,612	$3,586	$3,622

Debt Securities - Europe
Medical Devices
CMR Surgical Limited	Secured Loan	March 24, 2025	April 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$1,875	$1,887	$1,925	(6)
	Secured Loan	December 16, 2025	April 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	750	735	735	(6)
Total CMR Surgical Limited					$2,625	$2,622	$2,660

Sub-Total: Medical Devices (4.3%)*					$2,625	$2,622	$2,660

Other Healthcare Services
Zandivio PLC	Secured Loan	November 19, 2024	May 1, 2029	Variable interest rate Prime + 5.3% or Floor rate 13.8%; EOT 2.5%	$1,800	$1,782	$1,817	(6)

Sub-Total: Other Healthcare Services (2.9%)*					$1,800	$1,782	$1,817

Total: Debt Securities - Europe (7.3%)*					$4,425	$4,404	$4,477

Total Debt Securities (193.8%)*					$118,242	$118,323	$119,393

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments - United States
Artificial Intelligence & Automation
D-Wave Quantum Inc.	Warrant	August 1, 2025	August 1, 2035	Common Stock	2,588	$16.05	$35	$58

Sortera Technologies, Inc.	Warrant	February 11, 2025	February 11, 2035	Common Stock	9,995	$5.23	$69	$66

Swimlane, Inc.	Warrant	May 28, 2025	May 28, 2037	Preferred Series B	687,265	$0.19	$43	$46	(11)

Tquila Automation, Inc	Warrant	July 2, 2025	July 2, 2037	Common Stock	4,397	$0.81	$6	$5

Uniphore Technologies Inc.	Warrant	September 30, 2025	September 30, 2035	Common Stock	92,385	$2.40	$95	$72

Sub-Total: Artificial Intelligence & Automation (0.4%)*							$248	$247

Biotechnology
Candel Therapeutics, Inc.	Warrant	October 14, 2025	October 14, 2035	Common Stock	7,639	$5.89	$41	$42

Sub-Total: Biotechnology (0.1%)*							$41	$42

Connectivity
Tarana Wireless, Inc.	Warrant	November 19, 2024	September 23, 2034	Common Stock	169,859	$0.51	$56	$35

Sub-Total: Connectivity (0.1%)*							$56	$35

Consumer Products & Services
Bobbie Baby, Inc.	Warrant	September 12, 2025	September 12, 2035	Common Stock	15,456	$4.05	$21	$22

Ogee, Inc.	Warrant	November 25, 2024	February 14, 2033	Preferred Series A-3	15,553	$0.68	$8	$42	(11)
		November 25, 2024	February 14, 2033	Preferred Series A-3	15,553	$0.68	8	42	(11)
		November 25, 2024	August 1, 2034	Preferred Series A-3	15,553	$0.68	8	42	(11)
		July 18, 2025	August 1, 2034	Preferred Series A-3	15,553	$0.68	50	42	(11)
Total Ogee, Inc.							$74	$168

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments - United States, Continued
Whoop, Inc.	Warrant	June 28, 2024	May 17, 2033	Common Stock	93,745	$0.43	$76	$181

Sub-Total: Consumer Products & Services (0.6%)*							$171	$371

Diagnostics & Tools
Rapid Micro Biosystems, Inc.	Warrant	August 8, 2025	August 8, 2035	Common Stock	16,119	$3.35	$44	$37

Sub-Total: Diagnostics & Tools (0.1%)*							$44	$37

Finance and Insurance
Beam Technologies, Inc.	Warrant	November 19, 2024	August 30, 2034	Common Stock	3,606	$17.28	$46	$36
		August 7, 2025	August 7, 2032	Preferred Series F Prime	310	$—	11	12	(11)
Total Beam Technologies, Inc.							$57	$48

Centivo Corporation	Warrant	November 19, 2024	July 31, 2034	Common Stock	10,744	$0.76	$9	$13
		December 20, 2024	July 31, 2034	Common Stock	10,744	$0.76	25	13
		February 3, 2025	July 31, 2034	Common Stock	10,744	$0.76	22	13
		May 20, 2025	July 31, 2034	Common Stock	21,488	$0.76	39	25
		June 13, 2025	July 31, 2034	Common Stock	10,744	$0.76	19	13
Total Centivo Corporation							$114	$77

Tilt Finance, Inc (dba Empower Financial, Inc.)	Warrant	June 28, 2024	October 13, 2033	Common Stock	13,503	$1.43	$51	$116

Gravie, Inc.	Warrant	November 19, 2024	June 4, 2034	Common Stock	7,903	$2.68	$16	$1

Kard Financial, Inc.	Warrant	September 10, 2025	September 10, 2035	Common Stock	34,331	$1.36	$41	$40

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments - United States, Continued
One Million Metrics (dba Kinetic)	Warrant	August 25, 2025	August 25, 2035	Common Stock	27,490	$0.51	$22	$22

Lendflow, Inc.	Warrant	April 24, 2025	April 24, 2035	Common Stock	40,365	$0.70	$37	$41

PatientFi, Inc.	Warrant	March 14, 2025	March 14, 2035	Preferred Series B	38,521	$3.10	$60	$54	(11)

Under Technologies, Inc.	Warrant	November 19, 2024	May 3, 2034	Common Stock	6,173	$2.90	$17	$18

Wisetack, Inc.	Warrant	November 14, 2024	November 14, 2034	Common Stock	8,234	$1.58	$8	$9

Sub-Total: Finance and Insurance (0.7%)*							$423	$426

Food and Agriculture Technologies
DrinkPak, LLC	Warrant	June 28, 2024	February 17, 2033	Common Stock	1,608	$18.89	$69	$32

Sub-Total: Food and Agriculture Technologies (0.1%)*							$69	$32

Green Technology
Form Energy, Inc.	Warrant	November 19, 2024	October 21, 2034	Common Stock	6,338	$8.03	$59	$44

Sub-Total: Green Technology (0.1%)*							$59	$44

Healthcare Technology
B.Well Connected Health, Inc.	Warrant	April 10, 2025	April 10, 2035	Common Stock	20,455	$0.79	$35	$21

Paytient Technologies, Inc.	Warrant	May 27, 2025	May 27, 2035	Common Stock	9,603	$1.01	$13	$15

PurpleLab, Inc.	Warrant	September 24, 2025	September 24, 2035	Common Stock	1,653	$23.09	$44	$46

Sub-Total: Healthcare Technology (0.1%)*							$92	$82

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments - United States, Continued
Marketing, Media, and Entertainment
Angel Studios, Inc.	Warrant	September 8, 2025	September 11, 2030	Common Stock	23,402	$7.29	$152	$47

Rarefied Atmosphere, Inc.	Warrant	May 6, 2025	May 6, 2037	Common Stock	13,218	$7.35	$43	$50

Vox Media Holdings, Inc.	Warrant	June 1, 2025	June 25, 2035	Class A Common Stock	225,010	$0.37	$66	$53

Sub-Total: Marketing, Media and Entertainment (0.2%)*							$261	$150

Medical Devices
Apiject Holdings, Inc.	Warrant	November 19, 2024	June 24, 2034	Common Stock	63,068	$0.01	$35	$9

Elucent Medical, Inc.	Warrant	November 19, 2024	October 31, 2034	Preferred Series C-2	120,603	$0.30	$11	$7	(11)

Lightforce Orthodontics, Inc.	Warrant	November 19, 2024	August 6, 2034	Preferred Series-D	666	$18.01	$2	$1	(11)
		December 1, 2024	August 6, 2034	Preferred Series-D	3,997	$18.01	14	3	(11)
Total Lightforce Orthodontics, Inc.							$16	$4

Nalu Medical, Inc	Warrant	July 3, 2025	July 3, 2035	Preferred Series E	7,313	$4.85	$12	$27	(11)

Okami Medical, Inc.	Warrant	June 24, 2025	June 24, 2035	Preferred Series F-1	5,254	$2.86	$6	$5	(11)

Restor3d, Inc.	Warrant	November 19, 2024	June 4, 2034	Preferred Series A	6,108	$5.01	$5	$11	(11)

Sub-Total: Medical Devices 0.1%)*							$85	$63

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost		Fair Value (5)	Footnotes
Warrant Investments - United States, Continued
Other Healthcare Services
Cellares Corporation	Warrant	November 19, 2024	August 2, 2034	Common Stock	15,566	$4.77	$54		$78

Upward Health, Inc.	Warrant	November 19, 2024	August 6, 2034	Class A Common Stock	64,948	$0.28	$21		$64

Sub-Total: Other Healthcare Services (0.2%)*							$75		$142

Software as a Service ("SaaS")
Silk Technologies, Inc.	Warrant	November 19, 2024	November 4, 2034	Common Stock	15,167	$1.98	$32		$26

Steno Agency, Inc.	Warrant	November 19, 2024	June 21, 2034	Common Stock	7,612	$1.98	$18		$25
		May 16, 2025	June 21, 2034	Common Stock	8,955	$1.98	27		30
Total Steno Agency, Inc.							$45		$55

Sub-Total: Software as a Service ("SaaS") (0.1%)*							$77	$—	$81

Space Technology
Astranis Space Technologies Corp.	Warrant	June 28, 2024	April 13, 2033	Common Stock	11,203	$7.89	$39		$146
		November 19, 2024	September 27, 2034	Common Stock	14,930	$2.27	66		235
		June 26, 2025	June 26, 2035	Common Stock	2,751	$0.01	13		47
		June 26, 2025	June 26, 2035	Common Stock	1,765	$0.01	9		30
		August 25, 2025	August 25, 2035	Common Stock	18,319	$2.33	70		288
Total Astranis Space Technologies Corp.							$197		$746

Hermeus Corporation	Warrant	June 28, 2024	August 9, 2032	Common Stock	9,338	$6.24	$21		$110

Impulse Space, Inc.	Warrant	November 19, 2024	June 18, 2034	Common Stock	13,944	$1.91	$248		$345

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)		Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments - United States, Continued
Kymeta Corporation	Warrant	November 19, 2024		July 3, 2034	Common Stock	303,449	$0.11	$22	$15

Slingshot Aerospace, Inc.	Warrant	November 19, 2024		July 12, 2036	Common Stock	24,943	$0.46	$30	$38

Sub-Total: Space Technology (2.0%)*								$518	$1,254

Total: Warrant Investments - United States (4.9%)*								$2,219	$3,006

Warrant Investments- Canada
Space Technology
Earthdaily Constellation Holdings, LP	Warrant	June 10, 2025		June 10, 2035	Class B Common Stock	282,171	$0.81	$161	$145
Sub-Total: Space Technology (0.2%)*

Total: Warrants Investments- Canada (0.2%)*								$161	$145

Warrant Investments- Europe
Medical Devices
CMR Surgical Limited	Warrant	March 24, 2025		March 24, 2030	Ordinary Stock	672	€0.01	$16	$29
Sub-Total: Medical Devices (0.0%)*			April 24, 1901					$16	$29

Other Healthcare Services
Zandivio PLC	Warrant	November 19, 2024		October 29, 2034	Common Stock	8,428	€0.01	$49	$34
Sub-Total: Other Healthcare Services (0.1%)*			January 27, 1923					$49	$34

Total: Warrant Investments- Europe (0.1%)*								$65	$63

Total Warrant Investments (5.2%)*								$2,445	$3,214

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Shares/Principal	Series	Cost	Fair Value (5)	Footnotes
Equity Investments- United States
Connectivity
Tarana Wireless, Inc.	Equity	October 9, 2025	28,053	Preferred Series 8	$30	$52	(11)

Sub-Total: Connectivity (0.1%)*					$30	$52

Finance and Insurance
Centivo Corporation	Equity	December 20, 2024	17,119	Preferred Series B-1	$50	$45	(11)

Sub-Total: Finance and Insurance (0.1%)*					$50	$45

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Equity	August 1, 2024	73	Class B Units	$17	$15	(11)

Sub-Total: Food and Agriculture Technologies (0.0%)*					$17	$15

Green Technology
Crusoe Energy Systems LLC	Equity	November 6, 2024	1,713	Preferred Series D-1	$50	$75	(11)

Sub-Total: Green Technology (0.1%)*					$50	$75

Software as a Service ("SaaS")
Silk Technologies, Inc.	Equity	December 1, 2025	30,000	SAFE Note	$30	$30

Sub-Total: Software as a Service ("SaaS") (0.0%)*					$30	$30

Space Technology
Impulse Space, Inc.	Equity	March 4, 2025	7,151	Preferred Series B	$98	$206	(11)
	Equity	May 9, 2025	2,616	Preferred Series C	99	97	(11)
Total Impulse Space Inc.					$197	$303

Sub-Total: Space Technology (0.5%)*					$197	$303

Total: Equity Investments- United States (0.8%)*					$374	$520

Total Investments in Securities (199.9%)*					$121,142	$123,127

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

* Represents % of Net Asset.
(1)All portfolio companies are located in North America or Europe. As of December 31, 2025, the Fund had three foreign domiciled portfolio companies, two of which are based in Europe and one of which is based in Canada. In total, foreign domiciled portfolio investment represented 13.4% of total net assets based on fair value.
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
(6)The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. As of December 31, 2025, the U.S. Prime Rate (“Prime”) was 6.75%, the Secured Overnight Financing Rate (“SOFR”) 30 Day Forward Rate was 3.69%, and the SOFR 3-Month Term Rate was 3.65%.
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
(9)Investment has an unfunded commitment as of December 31, 2025 (see “Note 6 – Commitments and Contingencies”). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
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

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities- United States, Continued

Finance and Insurance
Beam Technologies, Inc.	Secured Loan	April 1, 2027	Variable interest rate PRIME + 4.3% or Floor rate 11.0%+PIK Fixed Interest Rate 1.5%; EOT 2.0%	$2,230	$2,187	$2,207	(6)(7)

Centivo Corporation	Secured Loan	August 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	$502	$493	$498	(6)(7)
	Secured Loan	August 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	500	471	470	(6)(7)
Total Centivo Corporation				$1,002	$964	$968

Cherry Technologies, Inc.	Secured Loan	April 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 12.0%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	$535	$534	$544	(6)(7)
	Secured Loan	April 1, 2029	Variable interest rate PRIME + 4.5% or Floor rate 12.0%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	533	530	548	(6)(7)
Total Cherry Technologies, Inc.				$1,068	$1,064	$1,092

Empower Financial, Inc.	Secured Loan	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	$378	$386	$386	(6)
	Secured Loan	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	98	95	97	(6)
	Secured Loan	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	147	143	146	(6)
	Secured Loan	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	152	144	146	(6)
	Secured Loan	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	505	508	524	(6)
Total Empower Financial, Inc.				$1,280	$1,276	$1,299

Gravie, Inc.	Secured Loan	July 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 13.0%; EOT 2.5%	$1,020	$1,023	$1,008	(6)

Under Technologies, Inc.	Secured Loan	June 1, 2029	Variable interest rate PRIME + 3.8% or Floor rate 12.0%; EOT 4.3%	$600	$589	$598	(6)
	Secured Loan	June 1, 2029	Variable interest rate PRIME + 3.8% or Floor rate 12.0%; EOT 4.3%	600	587	587	(6)
Total Under Technologies, Inc.				$1,200	$1,176	$1,185

Wisetack, Inc.	Secured Loan	December 1, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.5%	$900	$892	$892	(6)

Sub-Total: Finance and Insurance (15.4%)*				$8,700	$8,582	$8,651

Food and Agriculture Technologies
DrinkPak, LLC	Equipment Financing	September 1, 2026	Fixed interest rate 12.9%; EOT 10.5%	$974	$1,070	$1,080

Sub-Total: Food and Agriculture Technologies (1.9%)*				$974	$1,070	$1,080

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities- United States, Continued

Green Technology
Commonwealth Fusion Systems, LLC	Equipment Financing	July 1, 2030	Fixed interest rate 13.2%; EOT 10.6%	$3,437	$3,542	$3,559
	Equipment Financing	July 1, 2030	Fixed interest rate 13.0%; EOT 11.1%	1,188	1,278	1,261
Total Commonwealth Fusion Systems, LLC				$4,625	$4,820	$4,820

Crusoe Energy Systems LLC	Equipment Financing	March 1, 2029	Fixed interest rate 12.7%; EOT 0.0%	$1,222	$1,212	$1,242

Electric Hydrogen Co.	Equipment Financing	January 1, 2029	Fixed interest rate 12.6%; EOT 16.3%	$931	$971	$966
	Equipment Financing	October 1, 2028	Fixed interest rate 12.5%; EOT 15.6%	571	580	582
	Equipment Financing	January 1, 2029	Fixed interest rate 12.6%; EOT 16.3%	1,135	1,236	1,197
	Equipment Financing	October 1, 2028	Fixed interest rate 11.9%; EOT 15.0%	136	136	136
Total Electric Hydrogen Co.				$2,773	$2,923	$2,881

Form Energy Inc.	Equipment Financing	November 1, 2027	Fixed interest rate 12.7%; EOT 3.1%	$2,274	$2,231	$2,231
	Equipment Financing	January 1, 2028	Fixed interest rate 12.5%; EOT 3.0%	600	586	586
Total Form Energy Inc.				$2,874	$2,817	$2,817

Sub-Total: Green Technology (20.9%)*				$11,494	$11,772	$11,760

Healthcare Technology
RXAnte, Inc.	Secured Loan	December 1, 2027	Variable interest rate Prime + 4.5% or Floor rate 10.0%+PIK Fixed Interest Rate 1.5%; EOT 3.4%	$765	$788	$773	(6)(7)
	Secured Loan	December 1, 2027	Variable interest rate Prime + 4.5% or Floor rate 10.0%+PIK Fixed Interest Rate 1.5%; EOT 3.4%	247	258	255	(6)(7)
	Secured Loan	December 1, 2027	Variable interest rate Prime + 4.5% or Floor rate 10.0%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	251	258	257	(6)(7)
	Secured Loan	December 1, 2027	Variable interest rate Prime + 4.5% or Floor rate 10.0%+PIK Fixed Interest Rate 1.5%; EOT 3.5%	247	246	253	(6)(7)
Total RXAnte, Inc.				$1,510	$1,550	$1,538

Sub-Total: Healthcare Technology (2.7%)*				$1,510	$1,550	$1,538

Marketing, Media, and Entertainment
Vox Media Holdings, Inc.	Secured Loan	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	$1,494	$1,532	$1,538	(6)
	Secured Loan	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	749	766	767	(6)
Total Vox Media Holdings, Inc.				$2,243	$2,298	$2,305

Sub-Total: Marketing, Media, and Entertainment (4.1%)*				$2,243	$2,298	$2,305

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities- United States, Continued

Medical Devices
Apiject Holdings, Inc.	Equipment Financing	July 1, 2028	Fixed interest rate 12.6%; EOT 8.2%	$1,139	$1,153	$1,148
	Equipment Financing	October 1, 2028	Fixed interest rate 12.7%; EOT 7.8%	565	556	560
Total Apiject Holdings, Inc.				$1,704	$1,709	$1,708

Elucent Medical, Inc.	Secured Loan	November 30, 2029	Variable interest rate PRIME + 3.8% or Floor rate 11.3%; EOT 3.3%	$900	$882	$882	(6)

Lightforce Orthodontics, Inc.	Secured Loan	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	$1,800	$1,775	$1,791	(6)
	Secured Loan	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	300	296	298	(6)
Total Lightforce Orthodontics, Inc.				$2,100	$2,071	$2,089

Restor3d, Inc.	Secured Loan	July 4, 2028	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.3%	$765	$768	$766	(6)

Vital Connect, Inc.	Secured Loan	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	$2,100	$2,088	$2,107	(6)

Sub-Total: Medical Devices (13.4%)*				$7,569	$7,518	$7,552

Other Healthcare Services
Cellares Corporation	Equipment Financing	September 1, 2029	Fixed interest rate 12.0%; EOT 4.7%	$285	$286	$291
	Secured Loan	February 1, 2027	Variable interest rate Prime + 3.3% or Floor rate 11.8%; EOT 4.0%	3,000	2,962	3,014	(6)
Total Cellares Corporation				$3,285	$3,248	$3,305

Upward Health, Inc.	Secured Loan	September 1, 2029	Variable interest rate Prime + 4.3% or Floor rate 12.8%; EOT 3.0%	$500	$485	$496	(6)

Sub-Total: Other Healthcare Services (6.8%)*				$3,785	$3,733	$3,801

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities- United States, Continued

Software as a Service ("Saas")
Eyelit Technologies, Inc.	Secured Loan	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8% or Floor rate 0.0%; EOT 0.0%	$500	$490	$490	(6)
	Secured Loan	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8% or Floor rate 0.0%; EOT 0.0%	880	863	863	(6)
Total Eyelit Technologies, Inc.				$1,380	$1,353	$1,353

Hometown Ticketing, Inc.	Secured Loan	November 25, 2029	Variable interest rate SOFR 3 Month Term + 7.7% or Floor rate 5.5%; EOT 0.0%	$1,590	$1,559	$1,559	(6)

ServiceTrade, Inc.	Secured Loan	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3% or Floor rate 0.0%; EOT 0.0%	$1,500	$1,476	$1,515	(6)

Silk Technologies, Inc.	Secured Loan	December 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 1.5%	$1,200	$1,168	$1,168	(6)

SOCi, Inc.	Secured Loan	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9% or Floor rate 0.0%; EOT 0.0%	$2,304	$2,255	$2,255	(6)
	Secured Loan	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.8% or Floor rate 0.0%; EOT 0.0%	210	205	205	(6)
Total SOCi, Inc.				$2,514	$2,460	$2,460

Steno Agency, Inc.	Secured Loan	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	$510	$505	$511	(6)

Sub-Total:Software as a Service ("Saas") (15.2%)*				$8,694	$8,521	$8,566

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities- United States, Continued

Space Technology
Astranis Space Technologies Corp.	Equipment Financing	November 1, 2026	Fixed interest rate 12.1%; EOT 7.8%	$996	$1,092	$1,076
	Equipment Financing	April 1, 2028	Fixed interest rate 12.4%; EOT 5.8%	1,040	991	1,006
	Equipment Financing	October 1, 2027	Fixed interest rate 12.6%; EOT 4.2%	257	245	248
Total Astranis Space Technologies Corp.				$2,293	$2,328	$2,330

Hadrian Automation Inc.	Equipment Financing	December 1, 2026	Fixed interest rate 16.4%; EOT 0.0%	$352	$366	$365
	Equipment Financing	March 1, 2027	Fixed interest rate 15.7%; EOT 0.0%	1,130	1,170	1,164
	Equipment Financing	September 1, 2027	Fixed interest rate 17.7%; EOT 0.0%	612	628	636
	Equipment Financing	June 1, 2028	Fixed interest rate 17.6%; EOT 0.0%	1,664	1,696	1,709
Total Hadrian Automation Inc.				$3,758	$3,860	$3,874

Impulse Space, Inc.	Equipment Financing	July 1, 2027	Fixed interest rate 12.7%; EOT 3.4%	$286	$288	$289
	Equipment Financing	October 1, 2027	Fixed interest rate 12.5%; EOT 3.2%	277	273	279
	Equipment Financing	January 1, 2028	Fixed interest rate 12.9%; EOT 3.0%	269	268	268
Total Impulse Space, Inc.				$832	$829	$836

Kymeta Corporation	Secured Loan	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	$600	$576	$591	(6)

Slingshot Aerospace, Inc.	Secured Loan	August 1, 2029	Variable interest rate Prime + 5.5% or Floor rate 14.0%; EOT 3.0%	$1,800	$1,765	$1,804	(6)

Sub-Total: Space Technology (16.8%)*				$9,283	$9,358	$9,435

Total: Debt Securities- United States (113.8%)*				$63,530	$63,698	$64,083

Debt Securities- Europe

Other Healthcare Services
Zandivio PLC	Secured Loan	May 1, 2029	Variable interest rate PRIME + 5.3% or Floor rate 13.8%; EOT 2.5%	$1,800	$1,751	$1,751	(6)

Sub-Total: Other Healthcare Services (3.1%)*				$1,800	$1,751	$1,751

Total: Debt Securities- Europe (3.1%)*				$1,800	$1,751	$1,751

Total: Debt Securities- (116.9%)*				$65,330	$65,449	$65,834

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments- United States

Connectivity
Tarana Wireless, Inc.	Warrant	November 19, 2024	September 23, 2034	Common Stock	169,859	$0.51	$56	$59

Sub-Total: Connectivity (0.1%)*							$56	$59

Consumer Products & Services
Ogee, Inc.	Warrant	November 25, 2024	February 14, 2033	Preferred Series A-3	15,553	$0.68	$8	$19
	Warrant	November 25, 2024	September 29, 2033	Preferred Series A-3	15,553	$0.68	8	19
	Warrant	November 25, 2024	August 1, 2034	Preferred Series A-3	15,553	$0.68	8	19
Total Ogee, Inc.							$24	$57

Whoop, Inc.	Warrant	June 28, 2024	May 17, 2033	Common Stock	93,745	$0.43	$76	$89

Sub-Total: Consumer Products & Services (0.3%)*							$100	$146

Finance and Insurance
Beam Technologies, Inc.	Warrant	November 19, 2024	August 30, 2034	Common Stock	3,606	$17.28	$46	$44

Centivo Corporation	Warrant	November 19, 2024	July 31, 2034	Common Stock	21,488	$0.76	$33	$49

Empower Financial, Inc.	Warrant	June 28, 2024	October 13, 2033	Common Stock	13,503	$1.43	$51	$51

Gravie, Inc.	Warrant	November 19, 2024	June 4, 2034	Common Stock	7,903	$2.68	$16	$16

Under Technologies, Inc.	Warrant	November 19, 2024	May 3, 2034	Common Stock	6,173	$2.90	$17	$16

Wisetack, Inc.	Warrant	November 14, 2024	November 14, 2034	Common Stock	8,234	$1.58	$8	$8

Sub-Total: Finance and Insurance (0.3%)*							$171	$184

Food and Agriculture Technologies
DrinkPak, LLC	Warrant	June 28, 2024	February 17, 2033	Common Stock	1,608	$18.89	$69	$40

Sub-Total: Food and Agriculture Technologies (0.1%)*							$69	$40

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments- United States, Continued
Green Technology
Form Energy Inc.	Warrant	November 19, 2024	October 21, 2034	Common Stock	6,338	$8.03	$59	$57

Sub-Total: Green Technology (0.1%)*							$59	$57

Healthcare Technology
RXAnte, Inc.	Warrant	June 28, 2024	November 21, 2032	Preferred A	1,483	$10.00	$11	$11
	Warrant	June 28, 2024	November 21, 2032	Preferred A	482	$10.00	6	4
	Warrant	June 28, 2024	November 21, 2032	Preferred A	494	$10.00	5	4
Total RXAnte, Inc.							$22	$19

Sub-Total: Healthcare Technology (0.0%)*							$22	$19

Medical Devices
Apiject Holdings, Inc.	Warrant	November 19, 2024	June 24, 2034	Common Stock	63,068	$0.99	$35	$24

Elucent Medical, Inc.	Warrant	November 19, 2024	October 31, 2034	Preferred Series C-2	120,603	$0.30	$11	$13

Lightforce Orthodontics, Inc.	Warrant	November 19, 2024	August 6, 2034	Preferred Series D	4,663	$18.01	$17	$18

Restor3d, Inc.	Warrant	November 19, 2024	June 4, 2034	Preferred Series A	6,108	$5.01	$5	$5

Sub-Total: Medical Devices (0.1%)*							$68	$60

Other Healthcare Services
Cellares Corporation	Warrant	November 19, 2024	August 2, 2034	Common Stock	15,566	$4.77	$54	$52

Upward Health, Inc.	Warrant	November 19, 2024	August 6, 2034	Preferred Class A Common Stock	64,948	$0.28	$21	$22

Sub-Total: Other Healthcare Services (0.1%)*							$75	$74

Software as a Service ("SaaS")
Silk Technologies, Inc.	Warrant	November 4, 2024	November 4, 2034	Common Stock	15,167	$1.98	$32	$31

Steno Agency, Inc.	Warrant	November 19, 2024	June 21, 2034	Common Stock	7,612	$1.98	$18	$20

Sub-total: Software as a Service ("SaaS") (0.1%)*							$50	$51

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments- United States, Continued
Space Technology
Astranis Space Technologies Corp.	Warrant	June 28, 2024	April 13, 2033	Common Stock	11,203	$7.89	$39	$36
	Warrant	November 19, 2024	September 27, 2034	Common Stock	14,930	$2.27	66	65
Total Astranis Space Technologies Corp.							$105	$101

Hermeus Corporation	Warrant	June 28, 2024	August 9, 2032	Common Stock	9,338	$6.24	$21	$23

Impulse Space, Inc.	Warrant	November 19, 2024	June 18, 2034	Common Stock	3,222	$1.91	$27	$28

Kymeta Corporation	Warrant	November 19, 2024	July 3, 2034	Common Stock	303,449	$0.11	$22	$27

Slingshot Aerospace, Inc.	Warrant	November 19, 2024	July 12, 2034	Common Stock	24,943	$0.46	$30	$30

Sub-Total: Space Technology (0.4%)*							$205	$209

Total: Warrant Investments- United States (1.6%)*							$875	$899

Warrant Investments- Europe

Other Healthcare Services
Zandivio PLC	Warrant	November 19, 2024	October 29, 2034	Common Stock	8,428	€0.01	$49	$54

Sub-Total: Other Healthcare Services (0.1%)*							$49	$54

Total: Warrant Investments- Europe (0.1%)*							$49	$54

Total: Warrant Investments- (1.7%)*							$924	$953

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date	Shares/Principal	Series	Cost	Fair Value (5)	Footnotes
Equity Investments- United States

Finance and Insurance
Centivo Corporation	Equity	December 20, 2024	17,119	Preferred Series B-1	$50	$49

Sub-Total: Finance and Insurance (0.1%)*					$50	$49

Green Technology
Crusoe Energy Systems LLC	Equity	November 6, 2024	1,713	Preferred Series D-1	$50	$50

Sub-Total: Green Technology (0.1%)*					$50	$50

Total: Equity Investments- United States (0.2%)*					$100	$99

Total Investment in Securities (118.8%)*					$66,473	$66,886

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
The Fund’s investment activities are managed by Eagle Point Credit Management LLC (the “Adviser”) and Trinity Capital Adviser LLC (the “Sub-Adviser”), a wholly owned subsidiary of Trinity Capital Inc., and supervised by the Fund’s Board of Trustees (the “Board” or “Board of Trustees”), a majority of whom are independent as required by the 1940 Act. The Adviser's affiliate, Eagle Point Administration LLC (the “Administrator”) provides certain ongoing administrative services necessary for the Fund’s operations. See “Note 11—Related Party Transactions” for additional information.
The Fund holds certain assets through its wholly-owned subsidiary, EPT SPV 16 SUB (US) LLC (the “SPV”), to secure the KeyBank Credit Facility (as discussed and defined in “Note 5—Borrowings”). EPT and the SPV are collectively referred to herein as the “Fund.”
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The Fund’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for financial information and pursuant to the requirements for reporting on Form 10-K and Articles 6, 10 and 12 of Regulation S-X. The Fund is an investment company and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, as amended, (“ASC”) Topic 946, Financial Services - Investment Companies (“ASC 946”). Items included in the consolidated financial statements are measured and presented in U.S. dollars. Under U.S. GAAP for investment companies, investments are recorded at their estimated fair value, and the carrying value for all other assets and liabilities approximates their fair value.
Principles of Consolidation
As permitted under Regulation S-X and consistent with the guidance in ASC 946-810-45-3, Financial Services - Investment Companies - Consolidation - Other Presentation Matters, the Fund generally does not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund. Accordingly, the Fund consolidates the results of its wholly owned subsidiary, the SPV, in the Fund’s consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. The SPV is the borrower under the Fund’s KeyBank Credit Facility as discussed in “Note 5—Borrowings.”

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Given the nature of lending to venture capital-backed growth-oriented companies, 100% of the Fund’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. The Fund uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis, and investment valuation procedures. This system takes into account both quantitative and qualitative factors of the portfolio companies. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Fund’s investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been reported had a ready market for the investments existed, and it is reasonably possible that the difference could be material.
Debt Securities
The debt securities identified on the Consolidated Schedule of Investments are secured loans and equipment financings made to growth-oriented companies. For portfolio investments in debt securities for which third-party quotes or other independent pricing are not available, fair value is generally estimated based on the assumptions that hypothetical market participants would use to value the investment in a current hypothetical sale using an income approach.
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

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The carrying amounts of the Fund’s financial instruments, consisting of cash, investments, receivables, payables, and other liabilities, approximate the fair values of such items due to the short-term nature of these instruments. Refer to “Note 4—Fair Value of Financial Instruments” for further discussion.
Cash and Cash Equivalents
Cash and cash equivalents consist of funds deposited with financial institutions and short-term (original maturity of three months or less) liquid investments in money market deposit accounts. Cash equivalents are classified as Level 1 assets and are valued using the net asset value (“NAV”) per share of the money market fund.
As of December 31, 2025 and December 31, 2024, cash and cash equivalents consisted of $0.6 million and $2.2 million, respectively. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Fund’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.
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
Debt Financing Costs
The Fund records costs related to the issuance of debt obligations as deferred debt financing costs. These costs are deferred and amortized using the straight-line method over the stated maturity life of the obligations. Debt financing costs related to secured or unsecured notes are netted with the outstanding principal balance on the Fund’s

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Assets and Liabilities. Debt financing costs related to the KeyBank Credit Facility are recorded as deferred credit facility costs on the Fund’s Consolidated Statements of Assets and Liabilities.
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
The Fund recorded $0.09 million in PIK interest income during the year ended December 31, 2025 and $0.02 million for the period of June 28, 2024 (commencement of operations) to December 31, 2024.
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
Fee and Other Income
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
As of December 31, 2025 and December 31, 2024, there were no investments on non-accrual status.
Net Realized Gains / (Losses)
Realized gains / (losses) are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument,

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Income Taxes
The Fund intends to elect to be treated, and to qualify annually, as a RIC under Subchapter M of the Code for U.S. federal tax purposes. In order to maintain its treatment as a RIC, the Fund is generally required to distribute at least annually to its shareholders at least the sum of 90% of its investment company taxable income (which generally includes its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its net tax-exempt income (if any). The Fund generally will not be subject to U.S. federal income tax on these distributed amounts but will pay U.S. federal income tax at the regular corporate rate on any retained amounts.
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
The Fund has no material uncertain tax positions as of December 31, 2025 and December 31, 2024. All the Fund’s tax returns remain subject to examination by U.S. federal and state tax authorities.
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

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accounts managed by the Sub-Adviser) seeks to maintain fully diluted equity positions in its portfolio companies of 5% to 50% and may have controlling equity interests in some instances.
Portfolio Composition
The Fund’s portfolio investments are in companies conducting business in a variety of industries. The following table summarizes the composition of the Fund’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	December 31, 2025				December 31, 2024
	Cost		Fair Value		Cost		Fair Value
Industry	Amount	%	Amount	%	Amount	%	Amount	%
Finance and Insurance	$17,918	14.8%	$18,043	14.6%	$8,803	13.2%	$8,884	13.3%
Medical Devices	15,998	13.2%	16,088	13.1%	7,586	11.4%	7,612	11.4%
Artificial Intelligence & Automation	14,516	12.0%	14,732	12.0%	7,255	10.9%	7,337	11.0%
SaaS	13,246	10.9%	13,256	10.8%	8,571	12.9%	8,617	12.9%
Space Technology	12,599	10.4%	13,602	11.0%	9,563	14.4%	9,644	14.4%
Green Technology	10,354	8.5%	10,380	8.4%	11,881	17.9%	11,867	17.7%
Healthcare Technology	8,487	7.0%	8,572	7.0%	1,572	2.4%	1,557	2.3%
Marketing, Media, and Entertainment	7,085	5.9%	7,052	5.7%	2,298	3.5%	2,305	3.4%
Other Healthcare Services	5,938	4.9%	6,088	4.9%	5,608	8.4%	5,680	8.5%
Connectivity	5,438	4.5%	5,511	4.5%	1,197	1.8%	1,217	1.8%
Biotechnology	3,497	2.9%	3,548	2.9%	—	—%	—	—%
Consumer Products & Services	3,280	2.7%	3,512	2.8%	1,000	1.5%	1,046	1.6%
Diagnostics & Tools	1,795	1.5%	1,814	1.5%	—	—%	—	—%
Food and Agriculture Technologies	634	0.5%	601	0.5%	1,139	1.7%	1,120	1.7%
Transportation Technology	357	0.3%	328	0.3%	—	—%	—	—%
Total	$121,142	100.0%	$123,127	100.0%	$66,473	100.0%	$66,886	100.0%
The geographic composition of the Fund's investment portfolio is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Fund’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	December 31, 2025				December 31, 2024
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States
West	$40,554	33.5%	$41,668	33.9%	$22,930	34.5%	$23,079	34.5%
Northeast	39,148	32.3%	39,440	32.0%	25,845	38.8%	25,899	38.7%
South	12,580	10.4%	12,844	10.4%	3,519	5.3%	3,589	5.4%
Mountain	8,764	7.2%	8,907	7.2%	4,385	6.6%	4,475	6.7%
Midwest	7,132	5.9%	7,140	5.8%	3,491	5.3%	3,479	5.2%
Southeast	4,748	3.9%	4,821	3.9%	4,503	6.8%	4,560	6.8%
International:
Canada	3,747	3.1%	3,767	3.1%	-	-%	-	-%
Western Europe	4,469	3.7%	4,540	3.7%	1,800	2.7%	1,805	2.7%
Total	$121,142	100.0%	$123,127	100.0%	$66,473	100.0%	$66,886	100.0%

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the composition of the Fund’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	December 31, 2025				December 31, 2024
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loans	$89,048	73.5%	$90,068	73.2%	$37,565	56.5%	$37,857	56.6%
Equipment Financings	29,275	24.2%	29,325	23.8%	27,884	41.9%	27,977	41.8%
Warrants	2,445	2.0%	3,214	2.6%	924	1.4%	953	1.4%
Equity	374	0.3%	520	0.4%	100	0.2%	99	0.2%
Total	$121,142	100.0%	$123,127	100.0%	$66,473	100.0%	$66,886	100.0%
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
ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. The Fund accounts for its investments at fair value in accordance with ASC 820. As of December 31, 2025 and December 31, 2024, the Fund’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.
In accordance with ASC 820, the Fund has categorized its investments based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical investments (Level 1) and the lowest priority to unobservable inputs (Level 3). See “Note 2—Summary of Significant Accounting Policies.”

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of the Fund’s investments, are earnings before interest, tax, depreciation, and amortization (“EBITDA”) and revenue multiples (both projected and historic). Significant increases (decreases) in EBITDA and revenue multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. Similarly, significant increases (decreases) in volatility inputs in isolation would result in a significantly higher (lower) fair value assessment. Conversely, significant increases (decreases) in weighted average cost of capital inputs in isolation would result in a significantly lower (higher) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.
The following is a summary of the levels within the fair value hierarchy of the Fund’s investment portfolio by investment type as of December 31, 2025:

	Fair Value Hierarchy (in thousands)
	Level 1	Level 2	Level 3		Total
Secured Loans	$—	$—	$90,068		$90,068
Equipment Financings	—	—	29,325		29,325
Warrants	—	—	3,214		3,214
Equity	—	—	520		520
Total Investments at fair value	$—	$—	$123,127	$123,127	$123,127
The following is a summary of the levels within the fair value hierarchy of the Fund’s investment portfolio by investment type as of December 31, 2024:

	Fair Value Hierarchy (in thousands)
	Level 1	Level 2	Level 3	Total
Secured Loans	$—	$—	$37,857	$37,857
Equipment Financings	—	—	27,977	27,977
Warrants	—	—	953	953
Equity	—	—	99	99
Total Investments at fair value	$—	$—	$66,886	$66,886

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The methodology for determining the fair value of the Fund’s investments is discussed in “Note 2—Summary of Significant Accounting Policies.” The following table provides a summary of the significant unobservable inputs used to measure the fair value of the Level 3 portfolio investments as of December 31, 2025.

Investment Type	Fair Value as of December 31, 2025 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Inputs (1)	Range	Weighted Average (2)
Debt investments	$108,598	Discounted Cash Flows	Hypothetical Market Yield	9.8% - 30.6%	13.4%
	10,356	Cost approximates fair value (5)	n/a	n/a	n/a
	439	Transaction Precedent (6)	Transaction price	n/a	n/a

Warrants	3,030	Market Approach	Revenue Multiple(3)	0.7x - 47.5x	15.8 x
			Volatility (4)	43.8% - 113.9%	71.3%
			Risk-Free Interest Rate	3.5% - 3.9%	3.5%
			Estimated Time to Exit (in years)	1.0 - 4.5	2.7
	183	Black Scholes	Volatility (4)	61.8% - 128.0%	84.0%
			Discount for Lack of Marketability	n/a	n/a
			Risk-Free Interest Rate	3.7% - 4.2%	4.0%
			Estimated Time to Exit (in years)	4.7 - 9.8	8.4

Equity investments	491	Market Approach	Revenue Multiple	3.7x - 19.4x	14.3 x
			Volatility (4)	40.2% - 74.2%	64.5%
			Risk-Free Interest Rate	3.5% - 3.6%	3.6%
			Estimated Time to Exit (in years)	2.3 - 3.8	3.3
	30	Cost approximates fair value (5)	n/a	n/a	n/a
Total Level 3 Investments	$123,127
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
(6)Represents investments where there is an observable transaction or pending event for the investment.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a summary of the significant unobservable inputs used to measure the fair value of the Level 3 portfolio investments as of December 31, 2024.

Investment Type	Fair Value as of December 31, 2024 (in thousands)	Valuation Techniques/Methodologies	Unobservable Inputs (1)	Range	Weighted Average (2)
Debt investments	$50,217	Discounted Cash Flows	Hypothetical Market Yield	10.5% - 18.9%	14.7%
	15,617	Cost approximates fair value (5)	n/a	n/a	n/a
Equity investments	99	Market Approach	Revenue Multiple (3)	n/a	n/a
			Volatility (4)	45.8% - 83.3%	64.3%
			Risk-Free Interest Rate	4.3% - 4.3%	4.3%
			Estimated Time to Exit (in years)	2.6 - 2.9	2.7
Warrants	953	Market Approach	Revenue Multiple (3)	0.2 x- 34.9 x	7.7 x
			Volatility (4)	35.4% - 100.1%	63.2%
			Risk-Free Interest Rate	4.2% - 4.3%	4.3%
			Estimated Time to Exit (in years)	1.6 - 3.8	2.6
Total Level 3 Investments	$66,886
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
The following tables provide a summary of changes in the fair value of the Fund’s Level 3 loans and equipment financings (collectively “Debt”), equity and warrant portfolio investments for the year ended December 31, 2025 (in thousands):

Year Ended December 31, 2025	Type of Investment
	Debt	Equity	Warrants	Total
Fair Value as of December 31, 2024	$65,834	$99	$953	$66,886
Purchases, net of deferred fees	72,934	275	1,827	75,036
Proceeds from sales and paydowns	$(22,757)	$—	$(313)	$(23,070)
Accretion of OID, EOT, and PIK payments	1,828	—	—	1,828
Net realized gain/(loss)	927	—	6	933
Net change in unrealized appreciation/(depreciation)	627	146	741	1,514
Fair Value as of December 31, 2025	$119,393	$520	$3,214	$123,127

Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of December 31, 2025	$627	$146	$741	$1,514

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables provide a summary of changes in the fair value of the Fund’s Level 3 loans and equipment financings (collectively “Debt”), equity and warrant portfolio investments for the period from June 28, 2024 (commencement of operations) to December 31, 2024 (in thousands):

For the period from June 28, 2024 (commencement of operations) to December 31, 2024	Type of Investment
	Debt	Equity	Warrants	Total
Fair Value as of June 28, 2024	$—	$—	$—	$—
Purchases, net of deferred fees	73,602	100	924	74,626
Proceeds from sales and paydowns	(8,895)	—	—	(8,895)
Accretion of OID, EOT, and PIK payments	424	—	—	424
Net realized gain/(loss)	318	—	—	318
Net change in unrealized appreciation/(depreciation)	385	(1)	29	413
Fair Value as of December 31, 2024	$65,834	$99	$953	$66,886

Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of December 31, 2024	$385	$(1)	$29	$413
Fair Value of Financial Instruments Carried at Cost
As of December 31, 2025 and December 31, 2024, the carrying value of the KeyBank Credit Facility was approximately $36.7 million and $12.4 million, respectively. The carrying value of the KeyBank Credit Facility as of December 31, 2025 and December 31, 2024 approximates the fair value, which was estimated using a relative market yield approach with Level 3 inputs.
As of December 31, 2025, the carrying value of the 2028 Series A Notes (as defined below) was approximately $24.6 million, net of unamortized deferred financing costs of $0.4 million. The 2028 Series A Notes have a fixed interest rate as discussed in “Note 5—Borrowings.” The fair value of the 2028 Series A Notes as of December 31, 2025 was approximately $24.6 million, which was estimated using a relative market yield approach with Level 3 inputs.
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

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The KeyBank Credit Agreement also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; inaccuracy of representations or warranties in any material respect; voluntary or involuntary bankruptcy proceedings; and change of control of the borrower without the prior written consent of KeyBank. As of December 31, 2025, the Fund was in compliance in all material respects with the terms of the KeyBank Credit Facility.
During the year ended December 31, 2025, the Fund borrowed $65.5 million and made repayments of $41.2 million under the KeyBank Credit Facility.
The Fund incurred approximately $0.9 million of initial and additional financing costs in connection with the KeyBank Credit Facility, which were capitalized and deferred using the straight-line method over the life of the facility. As of December 31, 2025 and December 31, 2024, unamortized deferred financing costs related to the KeyBank Credit Facility were $0.4 million and $0.8 million, respectively. As of December 31, 2025 and December 31, 2024, the Fund had a borrowing availability of approximately $23.3 million and $47.6 million, respectively.
The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Year Ended December 31, 2025	Period Ended December 31, 2024
Stated interest expense	$1,773	$140
Amortization of deferred financing costs	436	59
Total interest and amortization of deferred financing costs	$2,209	$199

Weighted average effective interest rate	10.6%	14.9%
Weighted average outstanding balance	$24,300	$1,400
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
At the Fund's option, the 2028 Series A Notes may be redeemed in whole or in part, at any time or from time to time, prior to their maturity at the then-applicable redemption price (including a customary “make whole” on any amounts redeemed prior to August 1, 2027), plus any accrued and unpaid interest thereon to, but excluding, the redemption date. In addition, on the occurrence of a “Change in Control,” as defined in the 2028 Note Purchase Agreement, the Fund will generally be required to make an offer to prepay the outstanding 2028 Series A Notes at a price equal to 100% of the principal amount of the 2028 Notes being prepaid, plus any accrued and unpaid interest thereon to, but excluding, the repurchase date. The 2028 Note Purchase Agreement contains certain covenants, including maintaining a minimum asset coverage ratio (as calculated under the 1940 Act) of 150% and providing financial information to the holders of the Notes if the Fund is no longer subject to reporting requirements under the Exchange Act.
As of December 31, 2025, the Fund was in compliance in all material respects with the terms of the 2028 Note Purchase Agreement.
The 2028 Series A Notes are the Fund’s general unsecured obligations that rank senior in right of payment to all of the Fund’s existing and future indebtedness that is expressly subordinated in right of payment to the 2028

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Aggregate offering costs in connection with the 2028 Series A Notes issuance, including fees paid to the placement agent, were approximately $0.5 million, which were capitalized and deferred. As of December 31, 2025, unamortized deferred financing costs related to the 2028 Series A Notes were $0.4 million.
The components of interest expense and related fees for the 2028 Series A Notes are as follows (in thousands):

Year Ended December 31, 2025
Stated interest expense	$755
Amortization of deferred financing costs	112
Total interest and amortization of deferred financing costs	$867

Weighted average effective interest rate	8.3%
Weighted average outstanding balance	$25,000
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
Note 6. Commitments and Contingencies
Unfunded Commitments
The Fund's commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Fund’s portfolio companies. A portion of these unfunded contractual commitments as of December 31, 2025 and December 31, 2024, are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Fund’s credit agreements contain customary lending provisions that allow the Fund relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Fund. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Fund’s disclosure of unfunded contractual commitments as of December 31, 2025 and December 31, 2024, includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions.
The Fund will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under its KeyBank Credit Facility) and maintains adequate liquidity to fund its unfunded commitments through these sources.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025, the Fund had aggregate unfunded commitments of $2.2 million to four of the Fund's portfolio companies. As of December 31, 2024, the Fund had aggregate unfunded commitments of $2.1 million to two portfolio companies.
In the normal course of business, the Fund enters into contracts that provide a variety of representations and warranties, and general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Fund under these arrangements is unknown as it would involve future claims that may be made against the Fund; however, based on the Fund’s experience, the risk of loss is remote, and no such claims are expected to occur. As such, the Fund had not accrued any liability in connection with such indemnifications as of December 31, 2025 and December 31, 2024.
Expense Limitation Agreement
The Fund and the Adviser have entered into the Expense Limitation Agreement (as defined below), dated as of August 28, 2025, pursuant to which the Adviser or an affiliate thereof may provide expense support to the Fund in order to reduce operating expenses borne by the Fund’s shareholders. Expense support payments may be made in the form of paying expenses directly, reimbursing the Fund for expenses incurred and paid, or waiving a portion of or all fees due by the Fund to the Adviser or an affiliate thereof during each quarterly calculation period. Any such expense limitation payments or waivers are subject to reimbursement by the Fund for three years after the date on which such expense limitation payment or waiver was made. No such expense limitation payments or waivers were made during the year ended December 31, 2025 and period ended December 31, 2024. See “Note 11—Related Party Transactions” for additional information
Organizational and Offering Expense Support and Reimbursement Agreement
The Fund and the Adviser have entered into the O&O Expense Agreement (as defined below), dated as of August 28, 2025, pursuant to which the Fund may pay for organizational and permissible offering (“O&O”) expenses up to a limit of 1.50% of gross equity contributions (including the value of the seed capital as described below). The Adviser, the Administrator or their affiliates will bear any O&O expenses in excess of the 1.50% limit. The Fund may pay O&O expenses in the form of direct payments to third-party vendors. The Fund may also pay O&O expenses to its affiliates and affiliates of the Adviser or the Administrator in the form of reimbursement (“Affiliate O&O Expense Reimbursement”). Affiliate O&O Expense Reimbursement will not be included in the calculation of operating expenses under the Expense Limitation Agreement. Any O&O Expenses subject to Affiliate O&O Expense Reimbursement are reimbursable by the Fund up to three years after the date on which such O&O Expenses were paid on the Fund’s behalf, provided that reimbursement does not cause the Fund to exceed the 1.50% limit at described above at the time of such reimbursement. No such Affiliate O&O Expense Reimbursements were made during the year ended December 31, 2025 and period ended December 31, 2024. See “Note 11—Related Party Transactions” for additional information.
Legal Proceedings
The Fund may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Fund in connection with the activities of its portfolio companies. As of December 2025, there were no material legal matters or material litigation pending of which the Fund is aware.
Note 7. Shareholders' Equity
The Fund has the authority to issue an unlimited number of shares of beneficial interest (“Shares”).
Seed Capital
On June 28, 2024, during the Fund’s private fund stage (prior to the Conversion), the Fund’s two initial members, EPCM Holdings LLC (an affiliate of the Adviser) and Trinity Capital Inc. (an affiliate of the Sub-

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Adviser), made capital commitments of $50.0 million and $10.0 million, respectively, in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of and Regulation D under the Securities Act. These capital commitments have been called by the Fund and funded over time to make certain investments and pay certain expenses, and the related interests in the Fund were converted to 6,013,221 shares of the Fund in connection with the Conversion.
On September 19, 2025, EPCM Holdings LLC transferred 100% of its interests in the Fund to its affiliate, EPH Investments LLC, which is also an affiliate of the Adviser.
Private Offering
The Fund is conducting a continuous private offering of its shares to investors in reliance on exemptions from the registration requirements of the Securities Act, including the exemptions provided by Section 4(a)(2) of the Securities Act and Regulation D and Regulation S promulgated thereunder (the “Private Offering”). The Fund intends to offer and sell shares to (i) persons who are “accredited investors” within the meaning of Regulation D under the Securities Act and (ii) non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. Eagle Point Securities LLC, an affiliate of the Adviser, serves as the dealer manager (the “Dealer Manager”) for the Private Offering, on a best-efforts basis, pursuant to a dealer manager agreement with the Fund. See “Note 11—Related Party Transactions” and “Note 14—Subsequent Events” for additional information.
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
The Fund did not repurchase any shares during the year ended December 31, 2025.
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
Brokerage firms and other financial intermediaries may decide not to participate in the Fund’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the year ended December 31, 2025, no shares were issued under the DRIP.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Distributions
The Fund intends to authorize and declare ordinary cash distributions on a quarterly basis and pay such distributions on a monthly basis.
Note 8. Earnings Per Share
The following table sets forth the computation of the basic and diluted earnings per common share for the period August 28, 2025 through December 31, 2025 (in thousands except shares and per share information).

For the Period August 28, 2025 through December 31, 2025
Earnings per share - basic and diluted
Numerator for basic and diluted earnings per share	$2,431
Denominator for basic and diluted weighted average shares	6,014,889
Earnings/(Loss) per share - basic and diluted	$0.40
Note 9. Income Taxes
The Fund intends to elect to be treated, and to qualify annually as, a RIC under Subchapter M of the Code for U.S. federal tax purposes. In order to maintain its treatment as a RIC, the Fund is generally required to distribute at least annually to its shareholders at least the sum of 90% of its investment company taxable income (which generally includes its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses) and 90% of its net tax-exempt income (if any). The Fund generally will not be subject to U.S. federal income tax on these distributed amounts, but will pay U.S. federal income tax at the regular corporate rate on any retained amounts.
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
The following table sets forth the amounts the Fund reclassified for book purposes arising from permanent book to tax differences primarily related to non-deductible expenses for income tax purposes (in thousands):

December 31, 2025
Paid In Capital in Excess of Par Value	$1,229
Distributable Earnings/(Accumulated Deficit)	$(1,229)
For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The tax character of distributions paid for the year ended December 31, 2025 was from ordinary income with no distributions made from long-term capital gains.
For the year ended December 31, 2025 there was no U.S. federal excise tax.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025 the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Fund’s Consolidated Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the amortization of organizational costs and the transfer of tax attributes associated with the conversion transaction.

December 31, 2025
Accumulated capital gains/(losses)	$—
Other temporary differences	$(1,274)
Undistributed ordinary income	$195
Undistributed long-term capiutal gains	$—
Unrealized appreciation/(depreciation)	$1,782
Components of distributable earnings	$703
The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of and for the year ended December 31, 2025 (in thousands):

December 31, 2025
Tax Cost of Investments	$121,346

Unrealized appreciation	$2,644
Unrealized depreciation	(862)
Net change in unrealized appreciation from investments	$1,782
Note 10. Financial Highlights
The following presents financial highlights for the year ended December 31, 2025 and the period of June 28, 2024 (commencement of operations) to December 31, 2024 (in thousands except share and per share information):

For the Period August 28, 2025 through December 31, 2025(1)
Net asset value, beginning of year/period	$10.00
Results of operations:
Net investment income	0.16
Net realized gains (losses) and unrealized appreciation (depreciation)	0.24
Net increase (decrease) in net assets resulting from operations	0.40

Net decrease in net assets resulting from distributions	(0.16)
Net asset value, end of year/period	$10.24

Shares outstanding, end of year/period	6,017,855
Weighted average Shares outstanding	6,014,889
Total return	4.0%

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31, 2025	For the Period of June 28, 2024 (commencement of operations) to December 31, 2024(2)

Ratio/Supplemental Data:
Net assets, end of year/period	$61,599	$56,305
Ratio of total expenses to average net assets	15.9%	14.5%
Ratio of net investment income to average net assets	6.7%	1.7%
Ratio of interest and credit facility expenses to average net assets(4)	5.3%	1.0%
Portfolio turnover rate(3)	25.0%	41.9%
Asset coverage ratio (4)	198.5%	547.7%
(1)The Fund issued and sold its initial offering of shares on August 28, 2025. Per-share data reflects the period from August 28, 2025 to December 31, 2025. The per share data was derived by using the weighted average shares outstanding during the period.
(2)The ratios reflect an annualized amount.
(3)Portfolio turnover rate is calculated using the lesser of year-to-date cash sales/repayments or year-to-date cash purchases over the average of the total investments at fair value.
(4)The calculation is based on outstanding debt of $61.7 million as of December 31, 2025. As of December 31, 2024, $12.4 million debt was outstanding.
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
For the year ended December 31, 2025, the base management fee totaled $0.7 million. As December 31, 2025, $0.5 million remained payable. These amounts exclude base management fees payable under the Initial Advisory Agreement, as described below.
Incentive fee
The incentive fee consists of two parts. Under the Investment Advisory Agreement, the first part of the incentive fee, which is referred to as the incentive fee on income, is calculated and payable quarterly in arrears based

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
For year ended December 31, 2025, incentive fees based on Pre-Incentive Fee Net Investment Income totaled $0.9 million. As of December 31, 2025, $0.2 million remained payable. These amounts exclude incentive fees payable under the Initial Advisory Agreement, as described below.
The second part of the incentive fee, which is referred to as the capital gains incentive fee, will be an annual fee that will be determined and payable, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 20.00% of cumulative realized capital gains, if any, determined on a cumulative basis from the date of the Fund’s election to be regulated as a BDC (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
cumulative basis from the date of the Fund’s election to be regulated as a BDC (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid capital gains incentive fees. For the year ended December 31, 2025, there were no accrued incentive fees based on capital gains under GAAP.
Additionally, the Fund will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Fund were to sell the relevant investment and realize a capital gain. For the year ended December 31, 2025, such incentive fee totaled $0.5 million, which remained unrealized. This amount excludes incentive fees payable under the Initial Advisory Agreement, as described below.
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
For the year ended December 31, 2025, the Fund incurred $0.7 million in Origination Fees. For the period June 28, 2024 (commencement of operations) to December 31, 2024, the Fund incurred $0.7 million in Origination Fees. As of December 31, 2025 and December 31, 2024, there were no unpaid Origination Fees included in accrued expenses and other liabilities in the accompanying Consolidated Statement of Assets and Liabilities.
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
For the year ended December 31, 2025, the Fund incurred $0.9 million in base management fees, and $0.9 million in incentive fees representing the Income Incentive Fee and Capital Gains Incentive Fee pursuant to the Initial Advisory Agreement. Additionally, as the Initial Advisory Agreement was terminated in connection with the Conversion, the contingent incentive fee related to unrealized appreciation has been crystallized in the amount of $0.2 million. For the period June 28, 2024 (commencement of operations) to December 31, 2024, the Fund incurred $0.3 million in base management fees and $0.3 million in incentive fees representing the Income Incentive Fee and Capital Gains Incentive Fee pursuant to the Initial Advisory Agreement. As of December 31, 2025 and December 31, 2024, $0.0 million and $0.3 million, respectively, were unpaid and included in management fees payable and $0.0 million and $0.3 million, respectively, were unpaid and included in incentive fees payable pursuant to the Initial Advisory Agreement.
Administration Agreement
The Fund is party to an Administration Agreement, dated as of August 28, 2025, with the Administrator. Pursuant to the Administration Agreement, the Administrator provides the Fund with office facilities, equipment,

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
For the year ended December 31, 2025, the Fund was charged a total of $0.3 million in administration fees pursuant to the Administration Agreement, consisting of $0.2 million for services provided by the Administrator and less than $0.1 million for services provided by Harmonic Fund Services, of which $0.2 million was payable as of December 31, 2025. These amounts exclude administration fees payable under the Initial Administration Agreement, as described below.
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
For the year ended December 31, 2025, the Fund was charged $0.1 million in administration fees pursuant to the Initial Administration Agreement, consisting of $0.0 million for services provided by the Initial Administrator for the year ended December 31, 2025, and $0.1 million for services provided by Harmonic Fund Services for the same period. As of December 31, 2025, no fees remained unpaid. For the period June 28, 2024 (commencement of operations) to December 31, 2024, the Fund was charged a total of $0.1 million  in administration fees pursuant to the Initial Administration Agreement, consisting of $0.0 million and $0.1 million, relating to services provided by the Initial Administrator and Harmonic Fund Services, respectively, of which $0.1 million was payable as of December 31, 2024.
Due from Affiliate
As of December 31, 2025, the Fund’s “Due from affiliates” balance of $1.3 million, as reflected on Consolidated Statements as Assets and Liabilities, consisted of a net amount receivable from the Sub-Adviser related to a trade settlements and is expected to be paid in the normal course of business.
Expense Limitation Agreement
The Fund has entered into the Expense Limitation Agreement with the Adviser pursuant to which the Adviser or an affiliate thereof may provide expense support to us in order to reduce operating expenses borne by the Fund’s shareholders. See “Note 6—Commitments and Contingencies.”

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Organizational and Offering Expense Support and Reimbursement Agreement
The Fund has entered into the O&O Expense Agreement pursuant to which the Fund may pay for O&O expenses up to a limit of 1.50% of gross equity contributions (including the value of the initial seed portfolio), and the Adviser, the Administrator or their affiliates will bear any O&O expenses in excess of the 1.50% limit. The Fund may also pay Affiliate O&O Expense Reimbursements. See “Note 6—Commitments and Contingencies.”
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
Note 12. Segment Reporting
The Fund has determined that is has a single operating segment in accordance with Topic 280, Segment Reporting (“ASC 280”). The Fund’s Chief Operating Decision Maker (“CODM”) is comprised of each of the Fund’s Chief Executive Officers, the Chief Financial Officer and the Chief Operating Officer. While the Fund derives income and capital appreciation by providing debt to growth-oriented companies across various industries, the Fund and the CODM evaluate and monitor performance of the business on a consolidated basis. Further, each investment is evaluated and managed using similar processes and shared operations support functions such as deal origination, underwriting, loan servicing in addition to the administrative functions of human resources, legal, finance and information technology. The accounting policies of the segment align with those outlined in “Note 2—Summary of Significant Accounting Policies” included in the notes of the consolidated financial statements.
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

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 13. Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Fund evaluated the disclosure requirements of ASU 2023-09 and determined that the standard did not have a material effect on the Fund’s income tax disclosures or overall consolidated financial statements; therefore, no additional disclosures were required upon adoption.
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) related to expense disclosures. The amendments in ASU 2024-03 require public entities to provide disaggregated disclosure of expenses included within relevant income statement expense captions, as well as additional disclosures about selling expenses. This update will become effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Fund is currently evaluating the impact of adopting this guidance with respect to the consolidated financial statements.

Note 14. Subsequent Events
The Fund’s management evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Except as noted below, there have been no subsequent events that occurred during such period that would require recognition or disclosure.
Share Issuance
For the period from January 1, 2026 to March 31, 2026, the Fund issued and sold 22,860 of its common shares of beneficial interest at a weighted-average offering price of $10.94 per share, resulting in net proceeds to the Fund of $0.2 million.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) under the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This Annual Report on Form 10-K does not include an attestation report of the Fund’s registered public accounting firm pursuant to the rules of the SEC.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2025, none of the Fund's trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
Item 10. Trustees, Executive Officers and Corporate Governance
Board of Trustees
General
The Board of Trustees is responsible for the overall management and supervision of our business and affairs, including the appointment of advisers and sub-advisers. The Board of Trustees currently consists of six members, four of whom are not “interested persons” (as defined in the 1940 Act) of us. We refer to these Trustees as our “Independent Trustees.” The Trustees may appoint officers who assist in managing our day-to-day affairs. The Board of Trustees generally meets quarterly.
Duties of Trustees; Meetings and Committees
The Board of Trustees has appointed Thomas P. Majewski as Chair (the “Chair”). The Chair presides at meetings of the Board of Trustees and may call meetings of the Board and any committee whenever he deems necessary. The Chair participates in the preparation of the agenda for meetings of the Board of Trustees and the identification of information to be presented to the Board of Trustees with respect to matters to be acted upon by the Trustees. The Chair also acts as a liaison with our management, officers and attorneys and the other Trustees generally between meetings. The Chair may perform such other functions as may be requested by the Board of Trustees from time to time. Except for any duties specified pursuant to the Declaration of Trust or the Bylaws, or as assigned by the Board of Trustees, the designation of a Trustee as Chair does not impose on that Trustee any duties, obligations or liability that are greater than the duties, obligations or liability imposed on any other Trustee, generally.
The Board of Trustees believes that this leadership structure is appropriate because it allows the Board of Trustees to exercise informed judgment over matters under its purview, and it allocates areas of responsibility among committees or working groups of Trustees and the full Board of Trustees in a manner that enhances effective oversight. The Board of Trustees also believes that having a majority of Independent Trustees is appropriate and in the best interest of our shareholders. Nevertheless, the Board of Trustees also believes that having interested persons serve on the Board of Trustees brings corporate and financial viewpoints that are, in the Board of Trustees’ view, crucial elements in its decision-making process. In addition, the Board of Trustees believes that Mr. Majewski provides the Board of Trustees with the Adviser’s and Mr. K. Brown provides the Board of Trustees with the Sub-Adviser’s perspective in managing and sponsoring us. The leadership structure of the Board of Trustees may be changed, at any time and in the discretion of the Board of Trustees, including in response to changes in circumstances or our characteristics. A Trustee may be removed from office for cause only, and not without cause, by action taken by a majority of the remaining Trustees or by the holders of at least a majority of the Shares then entitled to vote in an election of such Trustee. As set forth in the Declaration of Trust, a Trustee’s term of office shall continue until his or her death, resignation or removal.
Committees
The Board of Trustees has established two standing committees: the audit committee and the nominating committee. The current membership of each committee is set forth below. Interested trustees are generally able to attend and participate in any committee meeting, as appropriate.

Audit Committee	Nominating Committee
Scott W. Appleby (Chair)	Paul E. Tramontano (Chair)
Lockwood Holmes	Scott W. Appleby
Bryan Pereboom	Lockwood Holmes
Paul E. Tramontano	Bryan Pereboom

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Audit Committee
All of the members of the audit committee are Independent Trustees, and each member is financially literate with at least one having accounting or financial management expertise. The Board of Trustees has adopted a written charter for the audit committee. The audit committee recommends to the full Board of Trustees our independent registered public accounting firm, oversees the work of the independent registered public accounting firm in connection with our audit, communicates with the independent registered public accounting firm on a regular basis and provides a forum for the independent registered public accounting firm to report and discuss any matters it deems appropriate at any time. Scott W. Appleby serves as Chair of the audit committee and is an “audit committee financial expert” (as defined in Item 407 of Regulation S-K).
The audit committee also functions as our qualified legal compliance committee and is responsible for the confidential receipt, retention and consideration of any report of evidence of (1) a material violation of applicable federal or state securities law, (2) a material breach of fiduciary duty arising under federal or state law or (3) a similar material violation of any federal or state law by us or any of our officers, Trustees, employees or agents that has occurred, is ongoing or is about to occur.
The Audit Committee held two formal meetings in 2025. Each member of the Audit Committee (during the period for which he or she has been a member of the committee) attended all of the meetings held in 2025.
Nominating Committee
The nominating committee is comprised of all of the Independent Trustees. The nominating committee periodically reviews the committee structure, conducts an annual self-assessment of the Board of Trustees and makes the final selection and nomination of candidates to serve as Independent Trustees. In addition, the nominating committee makes recommendations regarding the compensation of our Independent Trustees for approval by the Board of Trustees as we do not have a separate compensation committee. The Board of Trustees nominates and selects our Interested Trustees and the officers. Paul E. Tramontano serves as Chair of the nominating committee.
In reviewing a potential nominee, the nominating committee will generally apply the following criteria: (1) the nominee’s reputation for integrity, honesty and adherence to high ethical standards; (2) the nominee’s business acumen, experience and ability to exercise sound judgment; (3) a commitment to understand our business and the responsibilities of a trustee of an investment company; (4) a commitment to regularly attend and participate in meetings of the Board of Trustees and its committees; (5) the ability to understand potential conflicts of interest involving our management and to act in the interests of all shareholders; and (6) the absence of a real or apparent conflict of interest that would impair the nominee’s ability to represent the interests of all the shareholders and to fulfill the responsibilities of an Independent Trustee. The nominating committee does not necessarily place the same emphasis on each criteria and each nominee may not have each of these qualities.
As long as an existing Independent Trustee continues to serve on the Board, in the opinion of the nominating committee, to satisfy these criteria, we anticipate that the nominating committee would favor the re-nomination of an existing Independent Trustee rather than nominate a new candidate. Consequently, while the nominating committee will consider nominees recommended by shareholders to serve as Independent Trustee, the nominating committee may only act upon such recommendations if there is a vacancy on the Board of Trustees or a committee and it determines that the selection of a new or additional Independent Trustee is in our best interests. In the event that a vacancy arises or a change in membership is determined to be advisable, the nominating committee will, in addition to any shareholder recommendations, consider candidates identified by other means, including candidates proposed by members of the nominating committee. The nominating committee may retain a consultant to assist it in a search for a qualified candidate. The nominating committee has adopted procedures for the selection of Independent Trustees.
The nominating committee has not adopted a formal policy with regard to the consideration of diversity in identifying trustee nominees. In determining whether to recommend a trustee nominee, the nominating committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
nominating committee generally conceptualizes diversity expansively to include concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skills and other qualities that contribute to the Board, when identifying and recommending trustee nominees. The nominating committee believes that the inclusion of diversity as one of many factors considered in selecting trustee nominees is consistent with the goal of creating a Board of Trustees that best serves our needs and the interests of the shareholders. The nominating committee will consider any factors that it may deem are in our, and the shareholders, best interests, which may include the individual’s professional experience, education, skills and other individual qualities or attributes.
In filling Board vacancies, the nominating committee will consider nominees properly recommended by our shareholders. Nominee recommendations should be submitted to us at our mailing address stated below and should be directed to the attention of the nominating committee.
The Nominating Committee held one formal meeting in 2025. Each member of the Nominating Committee (during the period for which he or she has been a member of the committee) attended all of the meetings held during 2025.
Communications
Shareholders may communicate with the Trustees as a group or individually. Any such communication should be sent to the Board of Trustees or an individual Trustee c/o the Secretary of Eagle Point Trinity Senior Secured Lending Company at the following address: 600 Steamboat Road, Suite 202, Greenwich, CT 06830. The Secretary may determine not to forward any letter to Trustees that do not relate to our business.
Risk Oversight
As a BDC we are subject to a variety of risks, including investment risks, financial risks, compliance risks and operational risks. As part of its overall activities, the Board of Trustees oversees the management of our risk management structure by various departments of the Adviser and the Administrator, as well as by our Chief Compliance Officer. The responsibility to manage our risk management structure on a day-to-day basis is subsumed within the Adviser’s overall investment management responsibilities. The Adviser has its own, independent interest in risk management.
The Board of Trustees recognizes that it is not possible to identify all of the risks that may affect us or to develop processes and controls to eliminate or mitigate their occurrence or effects. The Board of Trustees discharges risk oversight as part of its overall activities. In addressing issues regarding our risk management between meetings, appropriate representatives of the Adviser communicate with the Chair of the Board of Trustees, the relevant committee chair or our Chief Compliance Officer, who is directly accountable to the Board of Trustees. As appropriate, the Chair of the Board of Trustees and the committee chairs confer among themselves, with our Chief Compliance Officer, the Adviser, other service providers and external fund counsel to identify and review risk management issues that may be placed on the Board of Trustees’ agenda and/or that of an appropriate committee for review and discussion with management.
Compliance Policies and Procedures.
We have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. The Chief Compliance Officer is responsible for administering the policies and procedures.
Trustees
Our Trustees are divided into two groups – Interested Trustees and Independent Trustees. An interested trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act. An Independent Trustee is a trustee who is not an “interested person.”

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information regarding the Trustees is as follows:

Name, Address and Age	Term of Office	Principal Occupation(s) During the Past 5 Years	Other Directorships Held by Trustee
Interested Trustee:
Thomas P. Majewski, 51	Chairperson and Co-Chief Executive Officer since 2025
Managing Partner of Eagle Point Credit Management LLC (including affiliated advisers) (since September 2012); Chief Executive Officer of Eagle Point Credit Company Inc. (since May 2014), Eagle Point Income Company Inc. (since October 2018), Eagle Point Institutional Income Fund (since January 2022), Eagle Point Enhanced Income Trust (since August 2023), Eagle Point Defensive Income Trust (since February 2024) and EP Private Capital Fund I (since July 2025).
Eagle Point Credit Company Inc., Eagle Point Income Company Inc., Eagle Point Institutional Income Fund, Eagle Point Enhanced Income Trust, Eagle Point Defensive Income Trust and EP Private Capital Fund I
Kyle Brown, 42	Trustee and Co-Chief Executive Officer since 2025	Trustee, Chief Executive Officer (since 2024), President, and Chief Investment Officer (since 2019), Trinity Capital, Inc. Managing Partner, Trinity Capital (predecessor to the Trinity Capital, Inc.)	Trinity Capital, Inc.
Independent Trustee:
Scott W. Appleby, 61	Trustee since 2025	President of Appleby Capital, Inc., a financial advisory firm (since April 2009)	Eagle Point Credit Company Inc., Eagle Point Income Company Inc., Eagle Point Institutional Income Fund, Eagle Point Enhanced Income Trust, EP Private Capital Fund I and Eagle Point Defensive Income Trust
Lockwood Holmes, 43	Trustee Since 2025	Chief Executive Officer of Vincimus Capital, LLC (since May 2022); Chief Executive Officer of Integrity Financial Corporation
Bryan Pereboom, 42	Trustee Since 2025	Founder, Aureatis IVS LLC (since 2013); Founder (since 2018) and Chief Legal Officer (2018-2024) of Black Rock Coffee Bar, Inc.; Partner, Deep Creek (2016-2022)
Paul E. Tramontano, 64	Trustee Since 2025	Executive Managing Director at Cresset Asset Management, LLC since April 2023; Senior Managing Director and Wealth Manager at First Republic Investment Management from October 2015 to April 2023.	Eagle Point Credit Company Inc., Eagle Point Income Company Inc., Eagle Point Institutional Income Fund, Eagle Point Enhanced Income Trust, EP Private Capital Fund I and Eagle Point Defensive Income Trust

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Each Trustee will hold office until his or her death, resignation or removal. The address for each of our Trustees is c/o Eagle Point Trinity Senior Secured Lending Company, 600 Steamboat Road, Suite 202, Greenwich, CT 06830.
Interested Trustees
Thomas P. Majewski. Mr. Majewski is the Chairperson of the Board of Trustees and is our Co-Chief Executive Officer. He is the Founder and Managing Partner of the Adviser. Mr. Majewski manages the Adviser and its affiliates (“Eagle Point”) and oversees all of Eagle Point’s investment offerings and is the lead Portfolio Manager for Eagle Point’s multi-credit strategies. He is Chairman of the firm’s Investment Committee.
Mr. Majewski has 30 years of experience in credit and structured finance. He led the creation of some of the earliest refinancing CLOs, pioneering techniques that are now commonplace in the market. Prior to founding Eagle Point in 2012, Mr. Majewski held leadership positions within the fixed income divisions at J.P. Morgan, Merrill Lynch, Bear Stearns and Royal Bank of Scotland. He was the US Country Head at AMP Capital/AE Capital, where he oversaw a diverse portfolio of credit and other private investments on behalf of Australian investors. Mr. Majewski began his career in the securitization group at Arthur Andersen.
Mr. Majewski also serves as a director and Chief Executive Officer of Eagle Point Credit Company; director, Chairman and Chief Executive Officer of Eagle Point Income Company; and trustee, Chairman, Chief Executive Officer and Principal Executive of each of Eagle Point Institutional Income Fund, Eagle Point Enhanced Income Trust, Eagle Point Defensive Income Trust and EP Private Capital Fund I.
Kyle Brown. Mr.  K. Brown is our Co-Chief Executive Officer. He has served as the Sub-Adviser’s Chief Executive Officer since March 2023, Trinity’s Chief Executive Officer since January 2024, its President and Chief Investment Officer since August 2019 and as a member of Trinity’s Board since September 2019. Mr. K. Brown is also a member of the Sub-Adviser Investment Committee. Prior to joining Trinity, Mr. K. Brown was a Managing Partner at Trinity Capital Investment, LLC (“TCI”), predecessor to Trinity, and a member of its investment committees since 2015. In such capacity, Mr. K. Brown was responsible for managing the investment activities at TCI in order to achieve the firm’s deployment goals and managed relationships with potential customers as well as with strategic partners, including venture capital firms and technology bank lenders. Prior to joining TCI, Mr. K. Brown was the Founder and Chief Executive Officer of Brown Equity, LLC, a real estate financial investment firm, from 2006 to 2015. He also co-founded and managed Sharp Equity Homes, LLC, a full-service, web-based multiple listing service for trustee sale auctions in Arizona and California, from 2007 to 2012. Prior to that, Mr. K. Brown founded or co-founded three additional startups over the course of his career.
Independent Trustees
Scott W. Appleby. Mr. Appleby is the President of Appleby Capital, Inc. and has more than 25 years of banking experience at Appleby Capital, Deutsche Bank, Robertson Stephens, ABN Amro and Paine Webber. As a senior equity analyst, Mr. Appleby has written on global exchanges, alternative asset managers and financial technology. Mr. Appleby was also one of the first Internet analysts and, in 1997, the first analyst to cover the electronic brokerage industry. Mr. Appleby remains an active writer and speaker on financial technology and Wall Street trends. Mr. Appleby serves on a number of private company and community boards.
Mr. Appleby also serves as an independent director/trustee of Eagle Point Income Company, Eagle Point Credit Company, Eagle Point Institutional Income Fund, Eagle Point Enhanced Income Trust, Eagle Point Defensive Income Trust and EP Private Capital Fund I, and is a member of the audit committee and the chair of the nominating committee of each of the board of directors/trustees of Eagle Point Income Company, Eagle Point Credit Company, Eagle Point Institutional Income Fund, Eagle Point Enhanced Income Trust, Eagle Point Defensive Income Trust and EP Private Capital Fund I.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lockwood Holmes. Mr. Holmes has served as the Founder and Chief Executive Officer of Vincimus Capital, LLC, where he leads client relationship and investment architecture, since May 2022. Previously, he was CEO of Integrity Financial Corporation.
Bryan Pereboom. Mr. Pereboom has served as Founder of Aureatis IVS LLC since 2013 where he focuses on creating efficient investment structures for entrepreneurs, developers and investors from the West Coast of the United States to the frontier markets of Africa and Asia. Mr. Pereboom is also a co-founder of Black Rock Coffee Bar, Inc. (“Black Rock Coffee”), a high-growth, premium coffee brand with more than 150 coffee shops in the western half of the United States, which is listed on the Nasdaq Global Market. He previously served as Black Rock Coffee’s Chief Legal Officer from August 2018 to December 2024. In addition, he was a partner at Deep Creek from 2016 to 2022 and an associate at Sheppard Mullin Richter & Hampton LLP from 2012 to 2014.
Paul E. Tramontano. Mr. Tramontano has served as Executive Managing Director at Cresset Asset Management, LLC since April 2023. From October 2015 to April 2023, Mr. Tramontano was a Senior Managing Director and Wealth Manager at First Republic Investment Management. Prior to joining First Republic Investment Management, Mr. Tramontano was the founder and Co-Chief Executive Officer at Constellation Wealth Advisors LLC for eight years and was responsible for managing the firm’s East Coast operations as well as serving on both the investment and executive management committees. Prior to forming Constellation Wealth Advisors, Mr. Tramontano spent 17 years at Citi Smith Barney, most recently as a Managing Director and Senior Advisor of Citi Family Office.
Mr. Tramontano also serves as an independent director/trustee of Eagle Point Income Company, Eagle Point Credit Company, Eagle Point Institutional Income Fund, Eagle Point Enhanced Income Trust, Eagle Point Defensive Income Trust, and EP Private Capital Fund I, and is a member of the audit committee and nominating committee of the board of directors/trustees of Eagle Point Income Company, Eagle Point Credit Company, Eagle Point Institutional Income Fund, Eagle Point Enhanced Income Trust, Eagle Point Defensive Income Trust, and EP Private Capital Fund I.
Meetings and Attendance
The Board met 2 times during 2025 and may act on various occasions by unanimous written consent. Each trustee (during the period for which he or she has been a director) attended at least 75% of the meetings of the Board and the committees thereof on which he or she served during 2025.
Executive Officers Who Are Not Trustees
Information regarding the executive officers of the Fund that are not Trustees is as follows:

Name	Age	Position	Officer Since
Michael Testa	43	Chief Operating Officer	2025
Kenneth P. Onorio	58	Chief Financial Officer and Chief Accounting Officer	2025
Courtney B. Fandrick	43	Chief Compliance Officer	2025
Gerald Harder	63	Vice President	2025
Ron Kundich	54	Vice President	2025
Sarah Stanton	40	Vice President	2025
Each executive officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies. The address for each executive officer is c/o Eagle Point Trinity Senior Secured Lending Company, 600 Steamboat Road, Suite 202, Greenwich, CT 06830.
Michael Testa. Mr. Testa is our Chief Operating Officer. Mr. Testa has served as the Sub-Adviser’s Chief Financial Officer and Treasurer since March 2023, and as Trinity’s Chief Financial Officer and Treasurer since

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 2024. Previously, Mr. Testa served as the Trinity’s Chief Accounting Officer from November 2020 to January 2024. Prior to joining Trinity, Mr. Testa was vice president and controller at Oxford Funds, a credit-focused asset manager, from 2017 to 2020. Before that, Mr. Testa worked within the financial services practice of Ernst & Young LLP, focusing on financial audits of clients in the asset management industry, from 2004 to 2017.
Kenneth P. Onorio. Mr. Onorio is our Chief Financial Officer and Chief Accounting Officer. Mr. Onorio also serves as Senior Principal, Chief Financial Officer and Chief Operating Officer of the Adviser and certain of its affiliates. Prior to joining the Adviser in 2014, Mr. Onorio was an Executive Director within Private Equity and Hedge Fund Administration at JPMorgan Alternative Investment Services from September 2008 to July 2014. During his tenure at JPMorgan, his responsibilities included managing Hedge Fund and Private Equity Fund Administration. Mr. Onorio is a Certified Public Accountant (inactive).
Mr. Onorio also serves as the Chief Financial Officer and Chief Operating Officer of Eagle Point Income Company and Eagle Point Credit Company.
Courtney B. Fandrick. Ms. Fandrick is our Chief Compliance Officer. Ms. Fandrick also serves as Principal and Chief Compliance Officer of the Adviser, Eagle Point Credit Management LLC, Eagle Point Income Management LLC, Eagle Point Enhanced Income Management LLC, Eagle Point Defensive Income Management LLC and EP Infrastructure Management LLC. She was the Deputy Chief Compliance Officer of Eagle Point Income Management LLC from October 2018 to March 2020 and Deputy Chief Compliance Officer of Eagle Point Credit Management LLC from December 2014 to March 2020. Prior to joining the Adviser in December 2014, Ms. Fandrick was Senior Compliance Associate at Bridgewater Associates, LP, an investment advisory firm.
Ms. Fandrick also serves as the Secretary of Eagle Point Income Company, Eagle Point Credit Company, Eagle Point Institutional Income Fund, Eagle Point Enhanced Income Trust, Eagle Point Defensive Income Trust, and EP Private Capital Fund I.
Gerald Harder. Mr. Harder is one of our Vice Presidents. Mr. Harder has served as Trinity’s Chief Operating Officer since March 2022, served as its Chief Credit Officer from August 2019 until March 2022, and is a member of the Investment Committee. Prior to joining Trinity, Mr. Harder served as an Operating Partner at TCI beginning in 2018 and previously served as a Managing Director at TCI from 2016 to 2018. As an Operating Partner at TCI, Mr. Harder was responsible for analyzing investment opportunities and collaborating on the firm’s investment strategy, objectives, asset allocation and balancing risk against performance. Prior to joining TCI, he served as an executive vice president of engineering and operations at Sand 9 Inc., a fabless Micro-electromechanical system company, from 2012 to 2015. In such capacity, Mr. Harder worked to design, develop and produce groundbreaking piezoelectric microelectromechanical systems-based timing devices for mobile, internet of things, and communications infrastructure markets. Mr. Harder has also served in many technology leadership roles, including director of operations for Cirrus Logic from 2011 to 2012, vice president of engineering for White Electronic Designs from 2008 to 2010, and technical leadership roles with ON Semiconductor from 2004 to 2008.
Ron Kundich. Mr. Kundich is one of our Vice Presidents. Mr. Kundich has served as Trinity’s Chief Credit Officer since March 2022 and is a member of its Investment Committee. He joined Trinity in 2019 as its Senior Vice President — Loan Originations before rising to the role of Senior Managing Director. Mr. Kundich previously served as a Partner at TCI beginning in 2018 and as a Managing Director at TCI from 2017 to 2018. At TCI, Mr. Kundich was responsible for developing relationships with the firm’s referral partners, sourcing potential investments and evaluating investment opportunities, including working closely with venture capitalists, commercial technology bankers, attorneys and financial professionals in Silicon Valley and abroad. Prior to joining TCI, Mr. Kundich served as a Managing Director and Regional Manager at Square 1 Bank from 2013 to 2017, where he was responsible for sourcing, underwriting and managing a portfolio of venture-backed companies and a team of venture bankers. Mr. Kundich has been supporting venture-backed companies for over 25 years and his career path has included increasing levels of responsibility with leading technology banks including Silicon Valley Bank, Imperial Bank (which was acquired by Comerica Bank) and Square 1 Bank (where he was a Co-Founder).

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sarah Stanton. Ms. Stanton is one of our Vice Presidents. Ms. Stanton has as served as the Sub-Adviser’s Chief Compliance Officer, General Counsel and Secretary since March 2023 and as Trinity’s General Counsel and Secretary since July 2020, and its Chief Compliance Officer since August 2021. Prior to joining Trinity, Ms. Stanton served as Senior Associate General Counsel, Corporate & Securities, for Verra Mobility Corporation (Nasdaq: VRRM), a transportation technology company, from August 2018 to June 2020, where she oversaw corporate governance, SEC and Nasdaq compliance, and mergers and acquisitions. From 2016 to 2018, she was a corporate associate at DLA Piper, focusing on public company governance, mergers and acquisitions and venture capital transactions. From 2011 to 2016, Ms. Stanton was an associate at Rusing Lopez & Lizardi, PLLC, in a general corporate and commercial litigation practice.
Other Officers Who Are Not Trustees
Joshua M. Katz. Mr. Katz is our Secretary. He also serves as Principal and Deputy General Counsel of the Adviser. Prior to joining the Adviser in 2020, he was an attorney in the Financial Services group of Dechert LLP, where he focused on regulatory, governance, and transactional matters involving registered investment companies and business development companies.
Senior Investment Personnel Who Are Not Trustees or Executive Officers
Adviser
The Adviser’s senior investment personnel consist of Mr. Majewski, Managing Partner of the Adviser; Daniel W. Ko, Senior Principal and Portfolio Manager of the Adviser; and Daniel M. Spinner, Senior Principal and Portfolio Manager of the Adviser.
Information regarding the Adviser’s senior investment personnel who are not Trustees or executive officers is set forth below:
Daniel W. Ko. Mr. Ko is a Senior Principal and Portfolio Manager at the Adviser responsible for the firm’s CLO investment strategies. Mr. Ko has over 18 years of experience in structured finance. Prior to joining the Adviser in 2012, he was a Vice President in Bank of America’s (f/k/a Bank of America Merrill Lynch) CLO structuring group, where he modeled cash flows, negotiated terms with debt and equity investors, and coordinated the rating process. Mr. Ko was also responsible for exploring non-standard structuring initiatives, including financing trades with dynamic leverage, emerging market CBOs and European CLOs. Earlier, he managed their legacy CLO, TruPS CDO, and ABS CDO portfolios and started in their CDO/CLO structuring group.
Daniel M. Spinner (CAIA). Mr. Spinner is a Senior Principal and Portfolio Manager at the Adviser responsible for the Defensive Income Strategy. Mr. Spinner has over 27 years of experience in credit and advising, financing, and investing in alternative asset management firms and funds. He has been involved in the permanent capital vehicle, BDC, and closed-end fund markets for the majority of his career. Prior to joining the Adviser in 2013, Mr. Spinner oversaw the Private Equity, Special Opportunities Credit, and Real Estate allocations for the 1199SEIU Benefit and Pension Funds. He was also a Managing Director in the Financial Institutions Group at Bear Stearns focused on alternative asset managers, and a co-founder and President of Structured Capital Partners (a financial holding company formed to invest in CLO and structured credit managers). Mr. Spinner started his career in the Financial Institutions Group at Chase Manhattan Bank.
Sub-Adviser
All investment decisions at the Sub-Adviser are made by the Sub-Adviser Investment Committee, whose members consist of Steven L. Brown, Gerald Harder, Kyle Brown, Ron Kundich and a vertical market leader (on a rotating basis throughout the year).
Information regarding members of Sub-Adviser Investment Committee who are not Trustees or executive officers is set forth below:

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Steven L. Brown. Mr. S. Brown, Trinity’s founder, has served as Executive Chairman of Trinity since January 2024 and Chairman of the Board since August 2019. Mr. S. Brown previously served as Trinity’s Chief Executive Officer from August 2019 to January 2024. Mr. S. Brown is also a member of the Sub-Adviser Investment Committee. Prior to founding Trinity, Mr. S. Brown founded TCI, a leading provider of venture loans and equipment financing to growth-oriented companies, and a member of its investment committees since 2015 and was a Managing Partner at TCI since January 2008. Mr. S. Brown has 25 years of experience in venture equity and venture debt and working with growth-oriented companies. Prior to founding TCI, Mr. S. Brown served as general partner at Point Financial Capital Partners, a venture leasing fund, from 2003 to 2008 and was the President and Chief Financial Officer of InvestLinc Financial Services, an early-stage private equity fund and consulting firm, from 1998 to 2002. He was also part of the founding group of Cornerstone Equity Partners, a private equity fund, and served as a partner from 1996 to 1998. Mr. S. Brown is a member of the Small Business Investment Alliance and serves on the Board of Directors for invisionAZ, which has a mission of accelerating the growth of Arizona’s vibrant tech ecosystem. He also serves on the Investment Committee for invisionAZ’s Arizona-based Venture Fund. Mr. S. Brown is the father of Kyle Brown, a fellow director of Trinity and its Chief Executive Officer, President and Chief Investment Officer.
Code of Business Conduct and Ethics
In order to address the conflicts of interest, we have adopted a code of ethics under Rule 17j-l of the 1940 Act. Similarly, the Adviser and Sub-Adviser have separately adopted code of ethics under Rule 17j-l of the 1940 Act and Rule 204A-1 under the Adviser Act that requires the officers and employees of the Adviser and Sub-Adviser, respectively, to act in the best interests of the Adviser or Sub-Adviser, as applicable, and their respective client accounts (including us), act in good faith and in an ethical manner, avoid conflicts of interests with the client accounts to the extent reasonably possible and identify and manage conflicts of interest to the extent that they arise. Personnel subject to each code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.
Our Trustees and officers, and the officers and employees of the Adviser and the Sub-Adviser, are also required to comply with applicable provisions of the U.S. federal securities laws and make prompt reports to supervisory personnel of any actual or suspected violations of law.
In addition, each of the Adviser and Sub-Adviser has built a professional working environment, firm-wide compliance culture and compliance procedures and systems designed to protect against potential incentives that may favor one account over another. The Adviser and Sub-Adviser have adopted policies and procedures that address the allocation of investment opportunities, execution of portfolio transactions, personal trading by employees and other potential conflicts of interest that are designed to ensure that all client accounts are treated equitably over time.
Further, the Fund has adopted a SOX code of ethics that applies to the Fund’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as every other officer of the Fund and its trustees. The Fund’s SOX code of ethics is filed as an exhibit to this Annual Report on Form 10-K.
There have been no material changes to the Fund’s SOX code of ethics or material waivers of the code that apply to the Fund’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. If the Fund makes any substantive amendment to, or grants a waiver from, a provision of its SOX code of ethics, the Fund will promptly disclose the nature of the amendment or waiver through the filing of a Current Report on Form 8-K with the SEC.
Insider Trading Policy
The Fund has adopted an insider trading policy applicable to the Fund, the Adviser and the Sub-Adviser’s directors, officers and employees, which is included within the Fund’s disclosure under Rule 17j-l of the 1940 Act and is filed as an exhibit to this Annual Report on Form 10-K. The insider trading policy has been reasonably

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Fund.
Involvement in Certain Legal Proceedings
There were no legal proceedings of the type described in Items 401(f)(7) and (8) of Regulation S-K.
Item 11. Executive Compensation
Compensation of Trustees
Our Independent Trustees are entitled to receive annual cash retainer fees and annual fees for serving as a committee chair, determined based on our NAV attributable to the Shares and the paid-in, or stated, capital of the preferred shares of beneficial interest (if any) as of the beginning of each fiscal quarter. The Independent Trustees currently are Scott W. Appleby, Lockwood Holmes, Bryan Pereboom and Paul E. Tramontano. Amounts payable under the arrangement are determined and paid quarterly in arrears as follows:

Our Net Asset Value Attributable to the Shares and the Paid-In, or Stated, Capital of the Preferred Shares of Beneficial Interest (if any)	Annual Cash Retainer (1)	Chair of the Audit Committee	Chair of the Nominating Committee
$0 to $500 million	$75,000	$15,000	$5,000
$500 million to $1 billion	$100,000	$15,000	$5,000
> $1 billion	$125,000	$15,000	$5,000
(1)For the first 12 months following our election to be regulated as a BDC, the Board of Trustees will be paid an annual retainer equal to $50,000.
Independent Trustees are also reimbursed for reasonable out-of-pocket expenses incurred in attending Board and committee meetings. We will also obtain trustees’ and officers’ liability insurance on behalf of our Trustees and officers.
No compensation is expected to be paid to Trustees who are “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) of us, the Adviser or the Sub-Adviser.
Trustee Summary Compensation Table
The following table sets forth the compensation that we paid to each Independent Trustee for his or her services as a director during the fiscal year ended December 31, 2025. We did not pay any compensation to our interested trustees during the fiscal year ended December 31, 2025. The Fund does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Fund.

Name	Total Compensation From the Fund for Fiscal Year 2025
Current Independent Trustees
Scott W. Appleby	$—
Lockwood Holmes	$—
Bryan Pereboom	$—
Paul E. Tramontano	$—

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Compensation of Executive Officers
None of our executive officers are currently compensated by us. We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of our Adviser, the Sub-Adviser, the Administrator or their respective affiliates, pursuant to the terms of the Advisory Agreement, Sub-Advisory Agreement and the Administration Agreement, as applicable. Our day-to-day investment operations will be managed by the Sub-Adviser subject to the oversight of the Adviser and the Board. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Adviser, the Sub-Adviser or their affiliates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
As of March 2, 2026, there were 6,040,715 shares outstanding. The following table sets forth information with respect to the expected beneficial ownership of our Shares as of the date of this Annual Report on Form 10-K, by:
•each person known to us to be expected to beneficially own more than 5% of the outstanding shares of our Shares;
•each of our Trustees and executive officers; and
•all of our Trustees and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of the date of this Annual Report on Form 10-K.

Name and address	Shares Beneficially Owned
	Number	Percentage
5% Owners
EPH Investments LLC(1)	5,011,018	83.0%
Trinity Capital Inc.(2)	1,002,204	16.6%
Interested Trustees(3)
Kyle Brown	–	–
Thomas P. Majewski	–	–
Independent Trustees(3)
Scott W. Appleby	–	–
Lockwood Holmes	–	–
Bryan Pereboom	–	–
Paul E. Tramontano	–	–
Executive Officers who are not Trustees(3)
Michael Testa	–	–
Kenneth P. Onorio	–	–
Courtney B. Fandrick	–	–
Gerald Harder	–	–
Ron Kundich	–	–
Sarah Stanton	–	–
All officers and Trustees as a group (12 persons)	–	–

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)The address of EPH Investments is 600 Steamboat Road, Suite 202, Greenwich, CT 06830.
(2)The address of Trinity Capital Inc. is 1 N. 1st Street, Suite 302, Phoenix, AZ 85004.
(3)The address for each Trustee and executive officer is c/o Eagle Point Trinity Senior Secured Lending Company, 600 Steamboat Road, Suite 202, Greenwich, CT 06830.
Item 13. Certain Relationships and Related Transactions and Trustee Independence
Investment Advisory Agreement; Sub-Advisory Agreement; Administration Agreement
We have entered into the Investment Advisory Agreement with the Adviser pursuant to which we will pay the Adviser a fee for its services consisting of two components — a base management fee and an incentive fee. We have also entered in the Sub-Advisory Agreement with the Sub-Adviser and the Adviser pursuant to which the Sub-Adviser will receive 50% of all fees received by the Adviser under the Investment Advisory Agreement, net of any payments, reimbursements or waivers under the Expense Limitation Agreement, for the Sub-Adviser’s services. Under the Investment Advisory Agreement and the Sub-Advisory Agreement, we will reimburse the Adviser and the Sub-Adviser, respectively, for certain expenses as they occur.
We have entered into the Administration Agreement with the Administrator pursuant to which we will reimburse the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder.
Each of the Investment Advisory Agreement, the Sub-Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Investment Advisory Agreement, the Sub-Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board, including a majority of Independent Trustees, or by the holders of a majority of our outstanding voting securities and a majority of the Independent Trustees.
For additional information, see “Item 1. Business—The Investment Advisory Agreement and the Sub-Advisory Agreement” and “—Administrator.”
Expense Limitation Agreement
We have entered into the Expense Limitation Agreement with the Adviser pursuant to which the Adviser or an affiliate may provide expense support to us in order to reduce operating expenses borne by shareholders. See “Item 1. Business—Expense Limitation and Reimbursement Agreement.”
Organizational and Offering Expense Support and Reimbursement Agreement
We have entered into the O&O Expense Agreement pursuant to which we may pay for O&O expenses up to a limit of 1.50% of gross equity contributions (including the value of the initial seed portfolio), and the Adviser, the Administrator or their affiliates will bear any O&O expenses in excess of the 1.50% limit. We may also pay Affiliate O&O Expense Reimbursements. See “Item 1. Business—Organizational and Offering Expense Support and Reimbursement Agreement.”
License Agreements
EP License Agreement
We entered into the EP License Agreement with the Adviser pursuant to which the Adviser has granted us a personal, non-exclusive, royalty-free right and license to use the “Eagle Point” name and logo. See “Item 1. Business – License Agreements – EP License Agreement.”

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TRIN License Agreement
We entered into the TRIN License Agreement with the Sub-Adviser pursuant to which the Sub-Adviser has granted us a personal, non-exclusive, royalty-free right and license to use the “Trinity” name and logo. See “Item 1. Business – License Agreements – TRIN License Agreement.”
Affiliations of the Adviser and the Administrator
Our executive officers and Trustees, and the Adviser and certain of its affiliates and their officers and employees, including the Adviser’s senior investment professionals, have several conflicts of interest as a result of the other activities in which they engage. The Adviser and the Administrator are affiliated with other entities engaged in the financial services business. In particular, the Adviser and the Administrator are affiliated with other Eagle Point advisers and Stone Point, and certain members of the Adviser’s Board of Managers are principals of Stone Point. The Adviser and the Administrator are primarily owned indirectly by certain of the Trident Funds through intermediary holding companies. The Trident Funds and other private equity funds managed by Stone Point invest in financial services companies.
On December 5, 2022, the Trinity and certain funds and accounts managed by affiliates of the Adviser entered into an agreement to form a joint venture (the “JV”). The JV invests in secured loans and equipment financings to growth-oriented companies that have been originated by Trinity. We do not expect to co-invest alongside the JV following our election to be regulated as a BDC.
The Adviser and its affiliates engage and may in the future engage in a variety of business activities, including investment management, financing, and software analytics. As such, the Adviser and its affiliates may have multiple business relationships with sponsors that encompass a range of activities, such as (i) investing in securities issued by an issuer sponsored by such a sponsor on our behalf, (ii) financing or investing in other securities issued by portfolio companies sponsored by such sponsor or an affiliate thereof for other Eagle Point-managed accounts, or (iii) otherwise providing advisory, research or data services to such sponsor for compensation. For example, a conflict of interest can occur if we hold investments in an issuer sponsored by a sponsor with which the Adviser or its affiliates have a material relationship. In this circumstance, the Adviser could, due to its relationship with such sponsor, have an incentive to prefer the interests of such person over our interests. While the Adviser believes such relationships are helpful in sourcing investment opportunities for us, any of these potential transactions, activities and relationships can result in the Adviser having a conflict of interest that may not currently be foreseen, which conflict may not be resolved in a manner that is always or exclusively in the best interest of us or our shareholders.
Also, the Adviser makes available personnel and resources, including portfolio managers and investment personnel, to affiliated advisers as such affiliated advisers may determine to be reasonably necessary to the conduct of their operations. These relationships may cause the Adviser’s, the Administrator’s and certain of their affiliates’ interests, and the interests of their officers and employees, including the Adviser’s senior investment professionals, to diverge from our interests and may result in conflicts of interest that may not be foreseen, which conflicts may not be resolved in a manner that is always or exclusively in our best interest. The Adviser may in the future enter into additional business arrangements with shareholders, including granting an indirect economic ownership interest in the Adviser. In such cases, such shareholders may have an incentive to vote shares held by them in a manner that takes such arrangements into account.
Other Accounts
The Adviser is responsible for the investment decisions made on our behalf. There are no restrictions on the ability of the Adviser and certain of its affiliates (including other Eagle Point advisers and Stone Point) to manage accounts for multiple clients, including accounts for affiliates of the Adviser or their directors, officers or employees, following the same, similar or different investment objectives, philosophies and strategies as those used by the Adviser for our account. In those situations, the Adviser and its affiliates may have conflicts of interest in allocating investment opportunities between us and any other account managed by such person. See “Item 7. Certain

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Relationships And Related Transactions, And Trustee Independence – Allocation of Investment Opportunities” below. Such conflicts of interest would be expected to be heightened where the Adviser manages an account for an affiliate or its directors, officers or employees. In addition, certain of these accounts may provide for higher management or incentive fees or may allow for higher expense reimbursements, all of which may contribute to a conflict of interest and create an incentive for the Adviser to favor such other accounts. Further, accounts managed by certain of the Adviser’s affiliates hold, and may in the future be allocated, certain investments which conflict with the positions held by other accounts, such as us. For example, another Eagle Point-managed account could hold a senior debt position in an issuer’s capital structure while we hold a subordinated position. In these cases, when exercising the rights of each account with respect to such investments, the Adviser and/or its affiliates will have a conflict of interest as actions on behalf of one account may have an adverse effect on another account managed by the Adviser or such affiliate, including us. In such cases, such conflicts may not be resolved in a manner that is always or exclusively in our best interests.
In addition, other Eagle Point advisers, Stone Point and their affiliates, and the investment funds managed by such affiliates, may also invest in companies that compete with the Adviser and that therefore manage other accounts and funds that compete for investment opportunities with us.
Our executive officers and Trustees, as well as other current and potential future affiliated persons, officers and employees of the Adviser, the Sub-Adviser and certain of their respective affiliates, may serve as officers, trustees or principals of, or manage the accounts for, other entities with investment strategies that substantially or partially overlap with the strategy that we pursue. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our shareholders.
Further, the professional staff of the Adviser, Sub-Adviser and Administrator will devote as much time to us as such professionals deem appropriate to perform their duties in accordance with the Investment Advisory Agreement, the Sub-Advisory Agreement and Administration Agreement, respectively. However, such persons are also committed to providing investment advisory and other services for other clients including other funds, unregistered pooled investment vehicles, and separately managed accounts, and engage in other business ventures in which we have no interest.
Certain of the Adviser’s, the Sub-Adviser’s, the Administrator’s and their affiliates’ senior personnel and ultimate managers serve and may serve as officers, trustees, managers or principals of other entities that operate in the same or a related line of business as the Adviser, the Sub-Adviser, the Administrator, and their affiliates, or that are service providers to firms or entities such as the Adviser, the Sub-Adviser, the Administrator, us, and certain of the issuers in which we invest. Accordingly, such persons may have obligations to investors in those entities the fulfillment of which may not be in our best interest. In addition, certain of such persons hold direct and indirect personal investments in various companies, including certain investment advisers and other operating companies, some of which do or may provide services to the Adviser, the Administrator, us, or other accounts serviced by the Adviser, the Administrator, or their affiliates, or to any issuer in which we may invest. We may pay fees or other compensation to any such operating company or financial institution for services received. Further, these relationships may result in conflicts of interest that may not be foreseen or may not be resolved in a manner that is always or exclusively in our best interest.
In addition, payments under the Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead.
As a result of these separate business activities and payment structure, the Adviser, the Sub-Adviser and Administrator have conflicts of interest in allocating management and administrative time, services and functions among us, other accounts that they provide services to, their affiliates and other business ventures or clients.
Allocation of Investment Opportunities
As a fiduciary, the Adviser owes a duty of loyalty to its clients and must treat each client fairly. When the Adviser purchases or sells securities for more than one account, the trades must be allocated in a manner consistent

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
with its fiduciary duties. To this end, the Adviser and its affiliated advisers have adopted and reviewed policies and procedures pursuant to which they allocate investment opportunities appropriate for more than one client account in a manner deemed appropriate in their sole discretion to achieve a fair and equitable result over time. Pursuant to these policies and procedures, when allocating investment opportunities, the Adviser and its affiliated advisers may take into account regulatory, tax or legal requirements applicable to an account. In allocating investment opportunities, the Adviser and its affiliated advisers may use rotational, percentage or other allocation methods provided that doing so is consistent with the Adviser’s and its affiliated advisers’ internal conflict of interest and allocation policies and the requirements of the Advisers Act, the 1940 Act and other applicable laws. In addition, an account managed by the Adviser, such as us, is expected to be considered for the allocation of investment opportunities together with other accounts managed by affiliates of the Adviser. There is no assurance that such opportunities will be allocated to any particular account equitably in the short-term or that any such account, including us, will be able to participate in all investment opportunities that are suitable for it.
Allocation of Expenses and Selection of Service Providers
From time to time, the Adviser and the Administrator will be required to determine how certain costs and expenses are to be allocated among us and certain other accounts. Often, an expense is relevant only to us and would be borne only by us. However, it is sometimes the case that costs and expenses are relevant to more than one account. To the extent we, on the one hand, and Adviser, Administrator and/or one or more accounts, on the other hand, incur costs or expenses that are applicable to more than one of them, the Adviser and the Administrator will allocate such costs and expenses in a manner that they determine to be fair and reasonable, notwithstanding their potential interest in the outcome, and may make corrective allocations should they determine that such corrections are necessary or advisable. Further, the Adviser and the Administrator and their affiliates, and their respective personnel and the investment funds serviced by such persons, have interests in companies that provide services to asset management firms such as the Adviser, and to other businesses. Because of these relationships, such persons have a conflict of interest when considering service providers with respect to us and have an incentive to select those service providers in which such persons have an interest. The selection of such a service provider may result in us bearing fees and expenses paid to a service provider that is affiliated with, or otherwise has a relationship with, the Adviser, the Administrator or their affiliates.
In addition, the Adviser and the Administrator have a conflict of interest where a service provider provides services directly to the Adviser and/or the Administrator or an affiliate thereof, and separately provides services to us, in that the Adviser, the Administrator and/or an affiliate thereof may potentially obtain services at a lower cost than it otherwise could have as a result of the service provider’s work performed on our behalf and the compensation paid to the service provider by us. In addition, the Adviser and the Administrator and their affiliates may use some of the same service providers as are retained on our behalf and, in some cases, fee rates, amounts or discounts may be offered to the Adviser, the Administrator and/or their affiliates by a third-party service provider which differ from those offered to us as a result of scheduled or ad hoc rate changes, differences in the scope, type or nature of the service or transaction, alternative fee arrangements and negotiation.
Leverage
We may incur leverage, directly or indirectly, through one or more special purpose vehicles, indebtedness for borrowed money, as well as leverage in the form of derivative transactions, preferred shares, debt securities and other structures and instruments, in significant amounts and on terms that the Adviser and our Board of Trustees deem appropriate, subject to applicable limitations under the 1940 Act. Such leverage may be used for the acquisition and financing of our investments, to pay fees and expenses and for other purposes. Such leverage may be secured and/or unsecured. Any such leverage does not include leverage embedded or inherent in the issuers in which we invest or in derivative instruments in which we may invest. The more leverage we employ, the more likely a substantial change will occur in our NAV. Accordingly, any event that adversely affects the value of an investment would be magnified to the extent leverage is utilized.
Our incentive fee structure and the formula for calculating the fee payable to the Adviser and the Sub-Adviser may incentivize the Adviser and Sub-Adviser to pursue speculative investments and use leverage in a

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
manner that adversely impacts our performance. The incentive fee payable to the Adviser and Sub-Adviser is based on our Pre-Incentive Fee Net Investment Income, as calculated in accordance with our Investment Advisory Agreement. This may encourage the Adviser to use leverage to increase the return on our investments, even when it may not be appropriate to do so, and to refrain from de-levering when it would otherwise be appropriate to do so. In addition, because our base management fee is based on Managed Assets, we may have an incentive to incur leverage when it is not appropriate to do so. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our securities.
Valuation
There is not a public market for many of the investments we target. As a result, the Adviser reviews and determines, in good faith, in accordance with the 1940 Act, the value of, these securities based on relevant information compiled by itself and/or third-party pricing services (when available) as described under “—Valuation of Fund Assets.”  Mr. Majewski, one of our Interested Trustees, is associated with the Adviser and has an interest in the Adviser’s economic success. The participation of the Adviser’s investment professionals in our valuation process, and the interest of Mr. Majewski in the Adviser, could result in a conflict of interest as the base management fee paid to the Adviser is based, in part, on the value of our assets.
Co-Investments and Related Party Transactions
In the ordinary course of business, we may enter into transactions with persons who are affiliated with us by reason of being under common control of the Adviser, the Sub-Adviser or their respective affiliates, including other Eagle Point advisers and Stone Point. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between us, the Adviser, the Sub-Adviser and their respective affiliates and our employees, officers and Trustees. We will not enter into any such transactions unless and until we are satisfied that doing so is consistent with the 1940 Act, applicable SEC exemptive rules, interpretations or guidance, or the terms of the exemptive order (discussed below), as applicable. Our affiliations may require us to forgo attractive investment opportunities.
We have received exemptive relief from the SEC to permit us to participate in certain negotiated co-investments alongside Trinity or other fund or accounts managed by the Sub-Adviser (or any future investment adviser that controls, is controlled by or is under common control with the Sub-Adviser), subject to certain conditions including (i) that a majority of our Trustees who have no financial interest in the transaction and a majority of our Trustees who are not “interested persons,” as defined in the 1940 Act, of ours approve certain co-investment transactions, including co-investment transactions in which an affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments, and (ii) the price, terms and conditions of the co-investment are the same for each participant, subject to the applicable terms of the exemptive order.
We may also co-invest on a concurrent basis with other accounts managed by certain of affiliates of the Adviser, provided, that the only terms subject to negotiation are price and amount of securities to be acquired and that such co-investments are otherwise in compliance with applicable regulations and regulatory guidance and our written allocation procedures.
The Adviser or Sub-Adviser may determine not to allocate certain potential co-investment opportunities to us after taking into account regulatory requirements or other considerations. See “Item 7. Certain Relationships and Related Party Transactions, and Trustee Independence—Allocation of Investment Opportunities” above.
In addition, the Sub-Adviser or its affiliates engage in certain origination activities and may receive attendant arrangement, structuring or similar fees to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stone Point-Related Investments
Portfolio companies of investment funds managed by Stone Point and other affiliates of Stone Point may engage in lending activities, which could result in us investing in issuers that include securities or loans underwritten by such a portfolio company or affiliate. In addition to the above, because portfolio companies of such investment funds engage in a wide range of businesses, such entities may engage in other activities now or in the future that create a conflict of interest for the Adviser with respect to its management of us. Any of these potential transactions and activities may result in the Adviser having a conflict of interest that may not be resolved in a manner that is always or exclusively in our best interest or in the best interest of our shareholders.
Material Non-Public Information
By reason of the advisory and/or other activities of the Adviser, the Sub-Adviser and their respective affiliates, the Adviser, the Sub-Adviser and their respective affiliates may acquire confidential or material non-public information or be restricted from initiating transactions in certain securities. The Adviser and the Sub-Adviser will not be free to divulge, or to act upon, any such confidential or material non-public information and, due to these restrictions, may not be able to initiate a transaction for our accounts that it otherwise might have initiated. As a result, we may be frozen in an investment position that we otherwise might have liquidated or closed out or may not be able to acquire a position that we might otherwise have acquired.
Code of Ethics and Compliance Procedures
In order to address the conflicts of interest described above, we have adopted a code of ethics under Rule 17j-l of the 1940 Act. Similarly, the Adviser and Sub-Adviser have separately adopted code of ethics under Rule 17j-l of the 1940 Act that requires the officers and employees of the Adviser and Sub-Adviser, respectively, to act in the best interests of the Adviser or Sub-Adviser, as applicable, and their respective client accounts (including us), act in good faith and in an ethical manner, avoid conflicts of interests with the client accounts to the extent reasonably possible and identify and manage conflicts of interest to the extent that they arise. Personnel subject to each code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.
Our Trustees and officers, and the officers and employees of the Adviser and the Sub-Adviser, are also required to comply with applicable provisions of the U.S. federal securities laws and make prompt reports to supervisory personnel of any actual or suspected violations of law.
In addition, each of the Adviser and Sub-Adviser has built a professional working environment, firm-wide compliance culture and compliance procedures and systems designed to protect against potential incentives that may favor one account over another. The Adviser and Sub-Adviser have adopted policies and procedures that address the allocation of investment opportunities, execution of portfolio transactions, personal trading by employees and other potential conflicts of interest that are designed to ensure that all client accounts are treated equitably over time.
Trustee Independence
For information regarding the independence of our trustees, see “Item 10. Trustees, Executive Officers and Corporate Governance.”
Item 14. Principal Accountant Fees and Services
Fees
Ernst & Young LLP acted as the Fund’s independent registered public accounting firm for the fiscal years ended December 31, 2025 and December 31, 2024. Audit fees billed to the Fund by Ernst & Young LLP for the

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fiscal years ended December 31, 2025 and December 31, 2024 amounted to $0.2 million and $0.1 million, respectively.

Pre-Approval Policies and Procedures
The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Ernst & Young LLP, the Fund’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.
Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART IV
Item 15. Exhibits and Financial Statement Schedules
The following financial statements of the Fund are filed herewith:

Report of Independent Registered Public Accounting Firm	97
Consolidated Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024	98
Consolidated Statements of Operations for the Year Ended December 31, 2025 and for the period June 28, 2024 (commencement of operations) to December 31, 2024	99
Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2025 and for the period June 28, 2024 (commencement of operations) to December 31, 2024	100
Consolidated Statements of Cash Flows for the Year Ended December 31, 2025 and for the period June 28, 2024 (commencement of operations) to December 31, 2024	102
Consolidated Schedule of Investments as of December 31, 2025	103
Consolidated Schedule of Investments as of December 31, 2024	121
Notes to Consolidated Financial Statements	132
The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1†	Certificate of Conversion (incorporated by reference to Exhibit 3.1 to the Fund’s Registration Statement on Form 10 filed August 28, 2025).
3.2†	Certificate of Trust (incorporated by reference to Exhibit 3.2 to the Fund’s Registration Statement on Form 10 filed August 28, 2025).
3.3†	Declaration of Trust (incorporated by reference to Exhibit 3.3 to the Fund’s Registration Statement on Form 10 filed August 28, 2025).
3.4†	Bylaws (incorporated by reference to Exhibit 3.4 to the Fund’s Registration Statement on Form 10 filed August 28, 2025).
4.1†	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Fund’s Registration Statement on Form 10 filed August 28, 2025).
4.2*	Description of Registrant’s Securities
10.1†	Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Fund’s Registration Statement on Form 10 filed August 28, 2025).
10.2†	Sub-Advisory Agreement (incorporated by reference to Exhibit 10.2 to the Fund’s Registration Statement on Form 10 filed August 28, 2025).
10.3†	Administration Agreement (incorporated by reference to Exhibit 10.3 to the Fund’s Registration Statement on Form 10 filed August 28, 2025).
10.4†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Fund’s Registration Statement on Form 10 filed August 28, 2025).
10.5†	Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Fund’s Registration Statement on Form 10 filed August 28, 2025).
10.6†	Expense Limitation Agreement (incorporated by reference to Exhibit 10.6 to the Fund’s Registration Statement on Form 10 filed August 28, 2025).
10.7†	Organizational and Offering Expense Support and Reimbursement Agreement (incorporated by reference to Exhibit 10.7 to the Fund’s Registration Statement on Form 10 filed August 28, 2025).

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.8†	Form of Custodian Agreement (incorporated by reference to Exhibit 10.8 to the Fund’s Registration Statement on Form 10 filed August 28, 2025).
10.9†	Dealer Manager Agreement (incorporated by reference to Exhibit 10.9 to the Fund’s Registration Statement on Form 10 filed August 28, 2025).
10.10†	License Agreement (incorporated by reference to Exhibit 10.10 to the Fund’s Registration Statement on Form 10 filed August 28, 2025).
10.11†	License Agreement (incorporated by reference to Exhibit 10.11 to the Fund’s Registration Statement on Form 10 filed August 28, 2025).
10.12†
Credit Agreement, dated as of November 12, 2024, by and among EPT SPV 16 SUB (US) LLC, as borrower, Trinity Capital Adviser LLC, as servicer, KeyBank National Association, as administrative agent and syndication agent, Computershare Trust Company, N.A., as collateral custodian, and the lenders party thereto (incorporated by reference to Exhibit 10.12 to the Fund’s Registration Statement on Form 10 filed August 28, 2025).

10.13*
First Amendment to Credit Agreement, dated as of August 28, 2025, by and among EPT SPV 16 SUB (US) LLC, as borrower, Trinity Capital Adviser LLC, as servicer, KeyBank National Association, as administrative agent and syndication agent, Computershare Trust Company, N.A., as collateral custodian, and the lenders party thereto.

10.14†	Note Purchase Agreement by and between Eagle Point Trinity Senior Secured Lending Company and the purchasers party thereto, dated August 1, 2025.
14.1*	1940 Act Code of Ethics
14.2*	SOX Code of Ethics
19.1*	Insider Trading Policy (included in the Code of Ethics of the Registrant and incorporated by reference to Exhibit 14.1 to this Annual Report on Form 10-K)
21.1†	List of Subsidiaries
EPT SPV SUB (US) LLC (Delaware)
24.1	Power of Attorney (included on the signature pages herein).
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

31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

*Filed herewith
**Furnished herewith
†Previously filed

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 16. Form 10-K Summary
Not applicable.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Dated: March 31, 2026	By:	/s/ Thomas P. Majewski
Thomas P. Majewski
Co-Chief Executive Officer and Chairperson of the Board of Trustees
(Co-Principal Executive Officer)

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Dated: March 31, 2026	By:	/s/ Kyle Brown
Kyle Brown
Co-Chief Executive Officer and Trustee
(Co-Principal Executive Officer)
Each person whose signature appears below constitutes and appoints Kenneth Onorio, Courtney B. Fandrick, and Joshua M. Katz and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the year ended December 31, 2025, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitutes, may lawfully do or cause to be done hereof.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 2026.

/s/ Thomas P. Majewski	/s/ Kyle Brown
Thomas P. Majewski	Kyle Brown
Co-Chief Executive Officer and Chairperson of the Board of Trustees (Co-Principal Executive Officer)	Co-Chief Executive Officer and Trustee (Co-Principal Executive Officer)

/s/ Kenneth P. Onorio	/s/ Scott W. Appleby
Kenneth P. Onorio	Scott W. Appleby
Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	Trustee

/s/ Lockwood Holmes	/s/ Bryan Pereboom
Lockwood Holmes	Bryan Pereboom
Trustee	Trustee

/s/ Paul E. Tramontano
Paul E. Tramontano
Trustee