Form 10-Q
period 2026-03-31
Eagle Point Trinity Senior Secured Lending Co
filed 2026-05-15
CIK 2027033

-----------------------------------------------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 1, 2026, the registrant had 6,070,384 shares of beneficial interest outstanding.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $129,376 and $121,142, respectively)	$131,353	$123,127
Cash and cash equivalents	586	576
Interest receivable	1,176	1,099
Deferred credit facility costs	336	390
Due from affiliates	34	1,274
Other assets	256	307
Total assets	$133,741	$126,773

LIABILITIES
KeyBank Credit Facility	$43,000	$36,700
2028 Series A Notes, net of $369 and $425, respectively, of unamortized deferred financing costs	24,631	24,575
Management fees payable	560	532
Incentive fees payable	377	153
Contingent incentive fees payable	609	484
Interest payable	548	974
Security deposits	227	248
Accrued expenses and other liabilities	2,092	1,508
Total liabilities	$72,044	$65,174

Commitments and contingencies (Note 6)	—	—

NET ASSETS
Common shares of beneficial interest, unlimited shares authorized (6,040,715 and 6,017,855 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	—	—
Paid-in capital in excess of par	61,129	60,896
Distributable earnings/(accumulated deficit)	568	703
Total net assets	61,697	61,599
Total liabilities and net assets	$133,741	$126,773
NET ASSET VALUE PER SHARE	$10.21	$10.24
See accompanying notes to unaudited consolidated financial statements.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
INVESTMENT INCOME:
Interest income from non-controlled/non-affiliated investments	$4,340	$2,471
Fee income from non-controlled/non-affiliated investments	288	23
Total investment income	4,628	2,494

EXPENSES:
Origination fees	150	60
Management fees	560	306
Incentive fees	377	327
Contingent incentive fees	125	26
Offering Fees	161	—
Professional fees	507	104
Interest expense and other debt financing costs	1,286	391
Other expenses	87	—
Total expenses	3,253	1,214

NET INVESTMENT INCOME	1,375	1,280

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Non-controlled/non-affiliated investments	16	—
Net realized gain/(loss) from investments	16	—

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS
Non-controlled/non-affiliated investments	(8)	61
Net change in unrealized appreciation/(depreciation) from investments	(8)	61

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,383	$1,341

NET INVESTMENT INCOME PER SHARE - BASIC AND DILUTED	$0.23	$—

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS FROM PER SHARE - BASIC AND DILUTED	$0.23	$—

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	6,025,475	—
See accompanying notes to unaudited consolidated financial statements.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Statements of Changes in Net Assets
(In thousands, except share and per share data)
(Unaudited)
Three Months Ended March 31, 2026:

			Paid In Capital	Distributable Earnings /
	Common Shares		in excess of	(Accumulated	Total
	Shares	Par Value	Par Value	Deficit)	Net Assets
Balance as of December 31, 2025	6,017,855	$—	$60,896	$703	$61,599
Capital contributions	22,860	—	233	—	233
Distributions	—	—	—	(1,518)	(1,518)
Net investment income	—	—	—	1,375	1,375
Net realized gain/(loss) on investments	—	—	—	16	16
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(8)	(8)
Balance as of March 31, 2026	6,040,715	—	$61,129	$568	$61,697
Three Months Ended March 31, 2025:

						Distributable Earnings /
	Members'	Common Shares			Paid In	(Accumulated	Total
	Interest	Shares	Par Value		Capital	Deficit)	Net Assets
Balance as of December 31, 2024	$56,305	—	$—		$—	$—	$56,305
Capital contributions	—	—	—		—	—	—
Capital distributions	—	—	—		—	—	—
Net investment income	1,280	—	—		—	—	1,280
Net realized gain/(loss) on investments	—	—	—		—	—	—
Net change in unrealized appreciation/(depreciation) on investments	61	—	—		—	—	61
Balance as of March 31, 2025	$57,646	—	$—	$—	$—	$—	$57,646
See accompanying notes to unaudited consolidated financial statements.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$1,383	$1,341
Adjustments to reconcile net increase/(decrease) in net assets resulting from operation to net cash provided by/(used in) operating activities:
Net unrealized (appreciation)/depreciation from investments	8	(61)
Net realized (gain)/loss from investments	(16)	—
Accretion of original issue discounts and end of term payments on investments	(730)	(309)
Amortization of deferred debt financing costs	136	107
Purchases of investments, net of deferred fees	(14,633)	(5,979)
Interest received in-kind	(17)	(19)
Proceeds from the sale and paydowns of investments	7,162	2,856
Change in operating assets and liabilities
(Increase)/Decrease in due from affiliates	1,240	—
Increase/(Decrease) in interest receivable and other assets	(26)	(626)
Increase/(Decrease) in security deposits	(21)	5
Increase/(Decrease) in accrued expenses and other liabilities	584	19
Increase/(Decrease) in management fees payable, incentive fees payable, and interest payable	(49)	606
Net cash provided by/(used in) operating activities	(4,979)	(2,060)

Cash flows provided by/(used in) financing activities
Capital contributions	233	—
Capital distributions	(1,518)	—
Borrowings under Credit Facility	14,500	1,900
Repayments under Credit Facility	(8,200)	(1,500)
Deferred credit facility costs paid	(26)	—
Net cash provided by/(used in) financing activities	4,989	400

Net increase/(decrease) in cash and cash equivalents	10	(1,660)
Cash and cash equivalents at beginning of period	576	2,239
Cash and cash equivalents at end of period	$586	$579

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$1,574	$322
See accompanying notes to unaudited consolidated financial statements.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
March 31, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States
Artificial Intelligence & Automation
Applied Digital Corporation	Equipment Financing	June 28, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	$54	$54	$55
	Equipment Financing	November 19, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	$88	$88	$90
Total Artificial Intelligence & Automation					$142	$142	$145

Augmented Reality Concepts, Inc.	Secured Loan	November 19, 2024	June 18, 2029	Variable interest rate SOFR 3 Month Term + 7.3%; EOT 0.0%	$1,230	$1,227	$1,222	(6)

Cirrascale Cloud Services, LLC	Equipment Financing	November 19, 2024	April 1, 2027	Fixed interest rate 10.2%; EOT 5.0%	$429	$492	$491
	Equipment Financing	November 19, 2024	September 1, 2026	Fixed interest rate 12.7%; EOT 4.0%	$324	$383	$384
Total Cirrascale Cloud Services, LLC					$753	$875	$875

D-Wave Quantum Inc.	Equipment Financing	August 1, 2025	September 1, 2028	Fixed interest rate 10.8%; EOT 4.0%	$50	$50	$50

Sortera Technologies, Inc.	Equipment Financing	February 11, 2025	March 1, 2028	Fixed interest rate 12.5%; EOT 4.0%	$977	$977	$990	(6)

Swimlane, Inc.	Secured Loan	May 28, 2025	June 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 2.3%	$3,600	$3,554	$3,642	(6)

Tquila Automation, Inc	Secured Loan	July 2, 2025	August 1, 2030	Variable interest rate Prime + 5.0% or Floor rate 12.3%; EOT 3.0%	$900	$893	$906	(6)

Uniphore Technologies Inc.	Secured Loan	September 30, 2025	October 1, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.0%	$4,000	$3,918	$3,903	(6)
	Secured Loan	October 2, 2025	October 1, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.0%	1,500	1,473	1,464
Total Uniphore Technologies Inc.					$5,500	$5,391	$5,367

Sub-Total: Artificial Intelligence & Automation (21.4%)*					$13,152	$13,109	$13,197

Biotechnology
Candel Therapeutics, Inc.	Secured Loan	October 14, 2025	October 1, 2030	Variable interest rate Prime + 3.0% or Floor rate 9.8%; EOT 4.3%	$1,500	$1,458	$1,467	(6)

Taysha Gene Therapies, Inc.	Secured Loan	August 7, 2025	September 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 5.0%	$2,000	$2,010	$2,058	(6)

Sub-Total: Biotechnology (5.7%)*					$3,500	$3,468	$3,525

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
March 31, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Connectivity
AST & Science, LLC	Equipment Financing	June 27, 2025	July 1, 2030	Fixed interest rate 12.4%; EOT 9.0%	$2,267	$2,313	$2,349
	Equipment Financing	June 30, 2025	July 1, 2030	Fixed interest rate 12.5%; EOT 9.0%	369	376	382
	Equipment Financing	September 26, 2025	October 1, 2030	Fixed interest rate 12.4%; EOT 9.0%	826	835	847
	Equipment Financing	December 23, 2025	January 1, 2031	Fixed interest rate 12.4%; EOT 9.0%	516	517	521
Total AST & Science, LLC					$3,978	$4,041	$4,099

Sub-Total: Connectivity (6.6%)*					$3,978	$4,041	$4,099

Consumer Products & Services
Bobbie Baby, Inc.	Equipment Financing	September 12, 2025	October 1, 2028	Fixed interest rate 11.6%; EOT 3.0%	$1,792	$1,783	$1,814

Ogee, Inc.	Secured Loan	November 25, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	$300	$308	$309	(6)
	Secured Loan	November 25, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	300	308	309	(6)
	Secured Loan	November 25, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	300	305	305	(6)
	Secured Loan	July 18, 2025	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	300	279	277	(6)
Total Ogee, Inc.					$1,200	$1,200	$1,200

Sub-Total: Consumer Products & Services (4.9%)*					$2,992	$2,983	$3,014

Diagnostics & Tools
Artera, Inc.	Secured Loan	March 13, 2026	February 1, 2031	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.5%	$1,350	$1,332	$1,332	(6)

Rapid Micro Biosystems, Inc.	Secured Loan	August 8, 2025	September 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$1,800	$1,758	$1,783	(6)

Sub-Total: Diagnostics & Tools (2.9%)*					3,150	3,090	3,115

Finance and Insurance
Beam Technologies, Inc.	Secured Loan	November 19, 2024	October 1, 2029	Variable interest rate Prime + 2.8% or Floor rate 11.0%+PIK Fixed Interest Rate 1.5%; EOT 2.0%	$2,272	$2,361	$2,283	(6) (7)
	Secured Loan	June 25, 2025	October 1, 2029	Variable interest rate Prime + 2.8% or Floor rate 11.0%+PIK Fixed Interest Rate 1.5%; EOT 2.0%	182	186	183	(6) (7)
	Secured Loan	August 7, 2025	December 31, 2029	Fixed interest rate 0.0%; EOT 0.0%	30	30	20	(8)
Total Beam Technologies, Inc.					$2,484	$2,577	$2,486

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
March 31, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Centivo Corporation	Secured Loan	November 19, 2024	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	$508	$506	$515	(6) (7)
	Secured Loan	December 20, 2024	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	506	492	498	(6) (7)
	Secured Loan	February 3, 2025	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	505	493	499	(6) (7)
	Secured Loan	May 20, 2025	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	1,008	981	995	(6) (7)
	Secured Loan	June 13, 2025	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	504	490	497	(6) (7)
Total Centivo Corporation					$3,031	$2,962	$3,004

Cherry Technologies, Inc.	Secured Loan	June 28, 2024	April 1, 2030	Variable interest rate Prime + 2.5% or Floor rate 9.5%; EOT 2.0%	$265	$276	$273	(6)
	Secured Loan	July 31, 2024	April 1, 2030	Variable interest rate Prime + 2.5% or Floor rate 9.5%; EOT 2.0%	265	276	273	(6)
Total Cherry Technologies, Inc.					$530	$552	$546

Tilt Finance, Inc (dba Empower Financial, Inc.)	Secured Loan	June 28, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	$378	$388	$385	(6)
	Secured Loan	June 28, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	98	98	99	(6)
	Secured Loan	June 28, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	147	147	148	(6)
	Secured Loan	June 28, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	152	150	150	(6)
	Secured Loan	June 28, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	505	515	522	(6)
Total Tilt Finance, Inc (dba Empower Financial, Inc.)					$1,280	$1,298	$1,304

Gravie, Inc.	Secured Loan	November 19, 2024	July 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 13.0%; EOT 2.5%	$1,020	$1,032	$1,011	(6)

Kard Financial, Inc.	Secured Loan	September 10, 2025	October 1, 2030	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.0%	$980	$958	$986	(6)

One Million Metrics (dba Kinetic)	Secured Loan	August 25, 2025	September 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 3.0%	$1,050	$1,028	$1,062	(6)

Lendflow, Inc.	Secured Loan	April 24, 2025	May 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 2.7%	$960	$952	$975	(6)
	Secured Loan	December 15, 2025	May 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 2.7%	480	472	477	(6)
Total Lendflow, Inc.					$1,440	$1,424	$1,452

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
March 31, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
PatientFi, Inc.	Secured Loan	March 14, 2025	April 1, 2030	Variable interest rate Prime + 3.5% or Floor rate 10.5%; EOT 2.5%	$1,800	$1,788	$1,761	(6)
	Secured Loan	December 16, 2025	April 1, 2030	Variable interest rate Prime + 3.5% or Floor rate 10.5%; EOT 2.5%	1,800	1,760	1,730	(6)
Total PatientFi, Inc.					$3,600	$3,548	$3,491

Under Technologies, Inc.	Secured Loan	November 19, 2024	June 1, 2029	Variable interest rate Prime + 3.8% or Floor rate 12.0%; EOT 4.3%	$600	$602	$626	(6)
	Secured Loan	November 27, 2024	June 1, 2029	Variable interest rate Prime + 3.8% or Floor rate 12.0%; EOT 4.3%	600	600	626	(6)
Total Under Technologies, Inc.					$1,200	$1,202	$1,252

Wisetack, Inc.	Secured Loan	November 14, 2024	December 1, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.5%	$900	$896	$918	(6)
	Secured Loan	December 9, 2025	September 22, 2027	Fixed interest rate 6.0%; EOT 0.0%	30	30	31	(6)(8)
Total Wisetack, Inc.					$930	$926	$949

Sub-Total: Finance and Insurance (28.5%)*					$17,545	$17,507	$17,543

Food and Agriculture Technologies
DrinkPak, LLC	Equipment Financing	June 28, 2024	September 1, 2026	Fixed interest rate 12.9%; EOT 7.0%	$263	$405	$406

Sub-Total: Food and Agriculture Technologies (0.9%)*					$263	$405	$406

Energy & Resource Technology
Commonwealth Fusion Systems, LLC	Equipment Financing	November 19, 2024	July 1, 2030	Fixed interest rate 13.2%; EOT 10.0%	$2,858	$3,060	$3,084
	Equipment Financing	June 28, 2024	July 1, 2030	Fixed interest rate 13.0%; EOT 10.0%	987	1,095	1,091
	Equipment Financing	January 14, 2025	July 1, 2029	Fixed interest rate 11.2%; EOT 6.0%	150	155	157
	Equipment Financing	December 24, 2025	December 1, 2030	Fixed interest rate 11.4%; EOT 6.0%	1,226	1,224	1,232
Total Commonwealth Fusion Systems, LLC					$5,221	$5,534	$5,564

Electric Hydrogen Co.	Equipment Financing	June 28, 2024	January 1, 2029	Fixed interest rate 12.6%; EOT 15.0%	$839	$991	$961
	Equipment Financing	November 19, 2024	January 1, 2029	Fixed interest rate 12.6%; EOT 15.0%	689	786	774
	Equipment Financing	November 19, 2024	October 1, 2028	Fixed interest rate 12.5%; EOT 15.0%	409	462	456
	Equipment Financing	November 14, 2024	December 1, 2028	Fixed interest rate 11.9%; EOT 15.0%	99	110	109
	Equipment Financing	March 31, 2026	April 1, 2030	Fixed interest rate 12.2%; EOT 15.0%	88	87	87
Total Electric Hydrogen Co.					$2,124	$2,436	$2,387

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
March 31, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Form Energy, Inc.	Equipment Financing	November 19, 2024	November 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$1,370	$1,405	$1,412
	Equipment Financing	December 12, 2024	January 1, 2028	Fixed interest rate 12.5%; EOT 3.0%	376	382	384
Total Form Energy, Inc.					$1,746	$1,787	$1,796

Torus Inc.	Equipment Financing	February 17, 2026	August 1, 2029	Fixed interest rate 11.9%; EOT 5.0%	$1,813	$1,815	$1,815

Sub-Total: Energy & Resource Technology (16.7%)*					$10,904	$11,572	$11,562

Healthcare Technology
B.Well Connected Health, Inc.	Secured Loan	April 10, 2025	May 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 3.0%	$1,800	$1,788	$1,831	(6)
	Secured Loan	October 29, 2025	May 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 3.0%	720	710	725	(6)
Total B.Well Connected Health, Inc.					$2,520	$2,498	$2,556

Paytient Technologies, Inc.	Secured Loan	May 27, 2025	June 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.8%; EOT 3.0%	$1,250	$1,232	$1,249	(6)
	Secured Loan	October 2, 2025	June 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.8%; EOT 3.0%	1,250	1,248	1,267	(6)
Total Paytient Technologies, Inc.					$2,500	$2,480	$2,516

PurpleLab, Inc.	Secured Loan	September 24, 2025	October 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 11.5%; EOT 2.0%	$3,500	$3,438	$3,467	(6)

Sub-Total: Healthcare Technology (13.8%)*					$8,520	$8,416	$8,539

Marketing, Media, and Entertainment
Angel Studios, Inc.	Secured Loan	September 8, 2025	October 1, 2030	Variable interest rate Prime + 6.0% or Floor rate 13.5%; EOT 2.0%	$1,600	$1,462	$1,491	(6)
	Secured Loan	February 17, 2026	October 1, 2030	Variable interest rate Prime + 6.0% or Floor rate 13.5%; EOT 2.0%	$800	$781	$781	(6)
Total Angel Studios, Inc.					$2,400	$2,243	$2,272

Rarefied Atmosphere, Inc.	Secured Loan	May 6, 2025	June 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 2.0%	$3,163	$3,126	$3,205	(6)
	Secured Loan	January 29, 2026	June 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 2.0%	$300	$294	$294
Total Rarefied Atmosphere, Inc.					$3,463	$3,420	$3,499

Vox Media Holdings, Inc.	Secured Loan	June 28, 2024	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	$1,494	$1,508	$1,492	(6)
	Secured Loan	June 28, 2024	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	749	755	746	(6)
Total Vox Media Holdings, Inc.					$2,243	$2,263	$2,238

Sub-Total: Marketing, Media and Entertainment (11.2%)*					$8,106	$7,926	$8,009

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
March 31, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Medical Devices
Apiject Holdings, Inc.	Equipment Financing	November 19, 2024	July 1, 2028	Fixed interest rate 10.9%; EOT 7.5%	$853	$949	$848
	Equipment Financing	November 19, 2024	October 1, 2028	Fixed interest rate 11.3%; EOT 7.5%	431	476	428
Total Apiject Holdings, Inc.					$1,284	$1,425	$1,276

Cagent Vascular, Inc.	Secured Loan	January 24, 2025	February 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 3.0%	$1,200	$1,218	$1,227	(6)
	Secured Loan	January 15, 2026	February 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 3.0%	$1,200	$1,190	$1,190	(6)
Total Cagent Vascular, Inc.					$2,400	$2,408	$2,417

Cala Health, Inc.	Secured Loan	February 24, 2026	March 1, 2031	Variable interest rate Prime + 4.5% or Floor rate 8.5%+PIK Fixed Interest Rate 1.5%; EOT 4.5%	$1,040	$1,027	$1,027	(6)

Elucent Medical, Inc.	Secured Loan	November 19, 2024	November 30, 2029	Variable interest rate Prime + 3.8% or Floor rate 11.3%; EOT 3.3%	$900	$897	$891	(6)
	Secured Loan	January 15, 2026	November 30, 2029	Variable interest rate Prime + 3.8% or Floor rate 11.3%; EOT 3.3%	$600	$591	$591	(6)
Total Elucent Medical, Inc.					$1,500	$1,488	$1,482

Emboline, Inc.	Secured Loan	March 3, 2026	April 1, 2031	Variable interest rate Prime + 4.0% or Floor rate 10.5%; EOT 4.0%	$2,100	$2,071	$2,071	(6)

Lightforce Orthodontics, Inc.	Secured Loan	November 19, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	$1,800	$1,803	$1,781	(6)
	Secured Loan	November 19, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	300	300	297	(6)
Total Lightforce Orthodontics, Inc.					$2,100	$2,103	$2,078

Monteris Medical US, Inc.	Secured Loan	March 3, 2026	March 1, 2031	Variable interest rate Prime + 4.3% or Floor rate 11.0%; EOT 4.0%	$2,100	$2,050	$2,050	(6)

Neuros Medical, Inc.	Secured Loan	December 11, 2025	January 1, 2031	Variable interest rate Prime + 3.8% or Floor rate 10.5%; EOT 4.0%	$1,884	$1,888	$1,869	(6)

Okami Medical, Inc.	Secured Loan	June 24, 2025	July 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.5%; EOT 2.0%	$600	$591	$596	(6)

Restor3d, Inc.	Secured Loan	November 19, 2024	July 4, 2028	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.3%	$255	$257	$262	(6)

Vital Connect, Inc.	Secured Loan	November 19, 2024	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	$2,100	$2,114	$2,172	(6)
	Secured Loan	March 21, 2025	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	600	601	618	(6)
	Secured Loan	December 17, 2025	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	600	596	602	(6)
Total Vital Connect, Inc.					$3,300	$3,311	$3,392

Sub-Total: Medical Devices (21.7%)*					$18,563	$18,619	$18,520

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
March 31, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Other Healthcare Services
Cellares Corporation	Secured Loan	November 19, 2024	February 1, 2027	Variable interest rate Prime + 3.3% or Floor rate 11.8%; EOT 4.0%	3,000	3,117	3,140	(6)

LHV Newco LLC	Secured Loan	February 5, 2026	February 1, 2031	Variable interest rate Prime + 4.3% or Floor rate 12.8%; EOT 3.0%	$1,600	$1,587	$1,587	(6)

Sub-Total: Other Healthcare Services (6.6%)*					$4,600	$4,704	$4,727

Software as a Service ("SaaS")
Eyelit Technologies, Inc.	Secured Loan	November 19, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 6.0%; EOT 0.0%	$500	$493	$493	(6) (9)
	Secured Loan	December 27, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 6.0%; EOT 0.0%	880	867	867	(6) (9)
	Secured Loan	June 20, 2025	November 4, 2029	Variable interest rate SOFR 1 Month Term + 6.0%; EOT 0.0%	100	98	99	(6) (9)
	Secured Loan	September 10, 2025	November 4, 2029	Variable interest rate SOFR 1 Month Term + 6.0%; EOT 0.0%	250	246	245	(6) (9)
	Secured Loan	March 2, 2026	November 4, 2029	Variable interest rate SOFR 1 Month Term + 6.0%; EOT 0.0%	120	118	118	(6) (9)
Total Eyelit Technologies, Inc.					$1,850	$1,822	$1,822

Hometown Ticketing, Inc.	Secured Loan	November 25, 2024	November 25, 2029	Variable interest rate SOFR 3 Month Term + 7.7%; EOT 0.0%	$1,570	$1,548	$1,556	(6)

ServiceTrade, Inc.	Secured Loan	November 19, 2024	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	$1,500	$1,482	$1,488	(6) (9)
	Secured Loan	May 2, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	120	118	120	(6) (9)
	Secured Loan	June 3, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	120	118	120	(6) (9)
	Secured Loan	September 22, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	120	118	120	(6) (9)
	Secured Loan	January 22, 2026	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	60	59	59	(6) (9)
	Secured Loan	February 17, 2026	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	120	118	118	(6) (9)
	Secured Loan	March 9, 2026	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	60	59	59	(6) (9)
Total ServiceTrade, Inc.					$2,100	$2,072	$2,084

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
March 31, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Silk Technologies, Inc.	Secured Loan	November 19, 2024	December 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 1.5%	$1,200	$1,185	$1,198	(6)

SOCI, Inc.	Secured Loan	November 19, 2024	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	$2,275	$2,245	$2,182	(6) (9)
	Secured Loan	December 30, 2024	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.8%; EOT 0.0%	207	204	200	(6) (9)
	Secured Loan	April 23, 2025	October 3, 2029	Variable interest rate SOFR 6 Month Term + 7.8%; EOT 0.0%	104	102	102	(6) (9)
	Secured Loan	August 5, 2025	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	110	108	105	(6) (9)
Total SOCI, Inc.					$2,696	$2,659	$2,589

Steno Agency, Inc.	Secured Loan	November 19, 2024	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	$510	$512	$522	(6)
	Secured Loan	January 2, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	600	604	616	(6)
	Secured Loan	May 16, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	600	584	595	(6)
Total Steno Agency					$1,710	$1,700	$1,733

Xytech Systems, LLC	Secured Loan	February 26, 2025	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.0%; EOT 0.0%	$2,400	$2,400	$2,348	(6) (9)
	Secured Loan	July 2, 2025	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.0%; EOT 0.0%	120	118	116	(6) (9)
	Secured Loan	March 3, 2026	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.0%; EOT 0.0%	105	103	103	(6) (9)
Total Xytech Systems, LLC					$2,625	$2,621	$2,567

Sub-Total: Software as a Service ("SaaS") (21.3%)*					$13,751	$13,607	$13,549

Space Technology
Astranis Space Technologies Corp.	Equipment Financing	November 19, 2024	October 1, 2027	Fixed interest rate 12.6%; EOT 4.0%	151	155	156
	Equipment Financing	August 25, 2025	September 1, 2028	Fixed interest rate 11.6%; EOT 4.0%	165	167	169
	Equipment Financing	October 30, 2025	November 1, 2028	Fixed interest rate 11.7%; EOT 4.0%	43	43	44
	Equipment Financing	March 30, 2026	April 1, 2029	Fixed interest rate 11.7%; EOT 4.0%	85	84	84
	Secured Loan	August 25, 2025	August 25, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 4.0%	2,000	1,934	1,990	(6)
Total Astranis Space Technologies Corp.					2,444	2,383	2,443

Hermeus Corporation	Equipment Financing	March 23, 2026	October 1, 2029	Fixed interest rate 11.3%; EOT 4.0%	1,372	1,340	1,340

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
March 31, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Impulse Space, Inc.	Equipment Financing	November 19, 2024	July 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$154	$162	$163
	Equipment Financing	November 19, 2024	October 1, 2027	Fixed interest rate 12.5%; EOT 3.0%	163	168	170
	Equipment Financing	December 27, 2024	January 1, 2028	Fixed interest rate 12.9%; EOT 3.0%	168	170	175
	Equipment Financing	February 12, 2025	March 1, 2028	Fixed interest rate 12.6%; EOT 3.0%	196	198	201
	Equipment Financing	June 25, 2025	July 1, 2028	Fixed interest rate 12.8%; EOT 3.0%	248	248	252
	Equipment Financing	September 25, 2025	October 1, 2028	Fixed interest rate 12.8%; EOT 3.0%	1,217	1,206	1,223
Total Impulse Space, Inc.					$2,146	$2,152	$2,184

Kymeta Corporation	Secured Loan	November 19, 2024	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	$600	$592	$612	(6)
	Secured Loan	June 11, 2025	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	600	601	613	(6)
Total Kymeta Corporation					$1,200	$1,193	$1,225

Slingshot Aerospace, Inc.	Secured Loan	November 19, 2024	August 1, 2029	Variable interest rate Prime + 5.5% or Floor rate 14.0%; EOT 3.0%	$1,800	$1,799	$1,840	(6)

Sub-Total: Space Technology (13.4%)*					$8,962	$8,867	$9,032

Transportation Technology
EH Leasing Company, LLC	Equipment Financing	November 1, 2025	November 1, 2029	Fixed interest rate 14.4%; EOT 18.7%	$307	$348	$320	(8)

Sub-Total: Transportation Technology (0.5%)*					$307	$348	$320

Total Debt Securities - United States (180.7%)*					$118,293	$118,662	$119,157

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
March 31, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - Canada
Space Technology
Earthdaily Constellation Holdings, LP	Equipment Financing	June 10, 2025	January 1, 2029	Fixed interest rate 13.5%; EOT 7.0%	$2,954	$2,975	$2,995
	Equipment Financing	August 28, 2025	March 1, 2029	Fixed interest rate 13.9%; EOT 7.0%	411	409	413
Total Earthdaily Constellation Holdings, LP					$3,365	$3,384	$3,408

Sub-Total: Space Technology (5.9%)*					$3,365	$3,384	$3,408

Total Debt Securities - Canada (5.9%)*					$3,365	$3,384	$3,408

Debt Securities - Europe
Medical Devices
CMR Surgical Limited	Secured Loan	March 24, 2025	April 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$1,875	$1,892	$1,927	(6)
	Secured Loan	December 16, 2025	April 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	750	738	758	(6)
Total CMR Surgical Limited					$2,625	$2,630	$2,685

Sub-Total: Medical Devices (4.3%)*					$2,625	$2,630	$2,685

Other Healthcare Services
Zandivio PLC	Secured Loan	November 19, 2024	May 1, 2029	Variable interest rate Prime + 5.3% or Floor rate 13.8%; EOT 2.5%	$1,800	$1,789	$1,822	(6)

Sub-Total: Other Healthcare Services (2.9%)*					$1,800	$1,789	$1,822

Total: Debt Securities - Europe (7.3%)*					$4,425	$4,419	$4,507

Total Debt Securities (193.8%)*					$126,083	$126,465	$127,072

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
March 31, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments - United States
Artificial Intelligence & Automation
D-Wave Quantum Inc.	Warrant	August 1, 2025	August 1, 2035	Common Stock	2,588	$16.05	$35	$30

Sortera Technologies, Inc.	Warrant	February 11, 2025	February 11, 2035	Common Stock	9,995	$5.23	$69	$73

Swimlane, Inc.	Warrant	May 28, 2025	May 28, 2037	Preferred Series B	687,265	$0.19	$43	$36	(11)

Tquila Automation, Inc	Warrant	July 2, 2025	July 2, 2037	Common Stock	4,397	$0.81	$6	$3

Uniphore Technologies Inc.	Warrant	September 30, 2025	September 30, 2035	Common Stock	92,385	$2.40	$95	$39

Sub-Total: Artificial Intelligence & Automation (0.3%)*							$248	$181

Biotechnology
Candel Therapeutics, Inc.	Warrant	October 14, 2025	October 14, 2035	Common Stock	7,639	$5.89	$41	$36

Sub-Total: Biotechnology (0.1%)*							$41	$36

Connectivity
Tarana Wireless, Inc.	Warrant	November 19, 2024	September 23, 2034	Common Stock	169,859	$0.51	$56	$37

Sub-Total: Connectivity (0.1%)*							$56	$37

Consumer Products & Services
Bobbie Baby, Inc.	Warrant	September 12, 2025	September 12, 2035	Common Stock	15,456	$4.05	$21	$19

Ogee, Inc.	Warrant	November 25, 2024	February 14, 2033	Preferred Series A-3	15,553	$0.68	$8	$30	(11)
	Warrant	November 25, 2024	February 14, 2033	Preferred Series A-3	15,553	$0.68	8	30	(11)
	Warrant	November 25, 2024	August 1, 2034	Preferred Series A-3	15,553	$0.68	8	30	(11)
	Warrant	July 18, 2025	August 1, 2034	Preferred Series A-3	15,553	$0.68	50	30	(11)
Total Ogee, Inc.							$74	$120

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
March 31, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments - United States, Continued
Whoop, Inc.	Warrant	June 28, 2024	May 17, 2033	Common Stock	93,745	$0.43	$76	$517

Sub-Total: Consumer Products & Services (1.1%)*							$171	$656

Diagnostics & Tools
Artera, Inc.	Warrant	March 13, 2026	March 13, 2036	Class B Common Stock	9,903	$4.77	$5	$5

Rapid Micro Biosystems, Inc.	Warrant	August 8, 2025	August 8, 2035	Common Stock	16,119	$3.35	$44	$28

Sub-Total: Diagnostics & Tools (0.1%)*							$49	$33

Finance and Insurance
Beam Technologies, Inc.	Warrant	November 19, 2024	August 30, 2034	Common Stock	3,606	$17.28	$46	$21
	Warrant	August 7, 2025	August 7, 2032	Preferred Series F Prime	310	$—	11	11	(11)
Total Beam Technologies, Inc.							$57	$32

Centivo Corporation	Warrant	November 19, 2024	July 31, 2034	Common Stock	10,744	$0.76	$9	$11
	Warrant	December 20, 2024	July 31, 2034	Common Stock	10,744	$0.76	25	11
	Warrant	February 3, 2025	July 31, 2034	Common Stock	10,744	$0.76	22	11
	Warrant	May 20, 2025	July 31, 2034	Common Stock	21,488	$0.76	39	22
	Warrant	June 13, 2025	July 31, 2034	Common Stock	10,744	$0.76	19	11
Total Centivo Corporation							$114	$66

Tilt Finance, Inc (dba Empower Financial, Inc.)	Warrant	June 28, 2024	October 13, 2033	Common Stock	13,503	$1.43	$51	$115

Gravie, Inc.	Warrant	November 19, 2024	June 4, 2034	Common Stock	7,903	$2.68	$16	$1

Kard Financial, Inc.	Warrant	September 10, 2025	September 10, 2035	Common Stock	34,331	$1.36	$41	$45

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
March 31, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments - United States, Continued
One Million Metrics (dba Kinetic)	Warrant	August 25, 2025	August 25, 2035	Common Stock	27,490	$0.51	$22	$19

Lendflow, Inc.	Warrant	April 24, 2025	April 24, 2035	Common Stock	40,365	$0.70	$37	$21

PatientFi, Inc.	Warrant	March 14, 2025	March 14, 2035	Preferred Series B	38,521	$3.10	$60	$107	(11)

Under Technologies, Inc.	Warrant	November 19, 2024	May 3, 2034	Common Stock	6,173	$2.90	$17	$14

Wisetack, Inc.	Warrant	November 14, 2024	November 14, 2034	Common Stock	8,234	$1.58	$8	$5

Sub-Total: Finance and Insurance (0.7%)*							$423	$425

Food and Agriculture Technologies
DrinkPak, LLC	Warrant	June 28, 2024	February 17, 2033	Common Stock	1,608	$18.89	$69	$35

Sub-Total: Food and Agriculture Technologies 0.1%)*							$69	$35

Energy and Resource Technology
Form Energy, Inc.	Warrant	November 19, 2024	October 21, 2034	Common Stock	6,338	$8.03	$59	$10

Sub-Total: Energy and Resource Technology (0.0%)*							$59	$10

Healthcare Technology
B.Well Connected Health, Inc.	Warrant	April 10, 2025	April 10, 2035	Common Stock	20,455	$0.79	$35	$4

Paytient Technologies, Inc.	Warrant	May 27, 2025	May 27, 2035	Common Stock	9,603	$1.01	$13	$10

PurpleLab, Inc.	Warrant	September 24, 2025	September 24, 2035	Common Stock	1,653	$23.09	$44	$41

Sub-Total: Healthcare Technology (0.1%)*							$92	$55

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
March 31, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)		Footnotes
Warrant Investments - United States, Continued
Marketing, Media, and Entertainment
Angel Studios, Inc.	Warrant	September 8, 2025	September 11, 2030	Common Stock	23,402	$7.29	$153	$21
	Warrant	February 17, 2026	September 11, 2030	Common Stock	11,702	7.29	12	11
Total Angel Studios, Inc.							$165	$32

Rarefied Atmosphere, Inc.	Warrant	May 6, 2025	May 6, 2037	Common Stock	13,218	$7.35	$43	$41

Vox Media Holdings, Inc.	Warrant	June 1, 2025	June 25, 2035	Class A Common Stock	225,010	$0.37	$66	$50

Sub-Total: Marketing, Media and Entertainment (0.2%)*							$274	$123

Medical Devices
Apiject Holdings, Inc.	Warrant	November 19, 2024	June 24, 2034	Common Stock	63,068	$0.01	$35	$2

Cala Health, Inc.	Warrant	February 24, 2026	February 24, 2036	Preferred Series C-1	63,254	$0.33	$5	$5		(11)

Elucent Medical, Inc.	Warrant	November 19, 2024	October 31, 2034	Preferred Series C-2	120,603	$0.30	$15	$10		(11)

Emboline, Inc.	Warrant	March 3, 2026	March 3, 2036	Series D Preferred Stock	21,396	$3.93	$9	$9		(11)

Lightforce Orthodontics, Inc.	Warrant	November 19, 2024	August 6, 2034	Preferred Series-D	666	$18.01	$2	$—		(11)
	Warrant	December 1, 2024	August 6, 2034	Preferred Series-D	3,997	$18.01	14	2		(11)
Total Lightforce Orthodontics, Inc.							$16	$2	2000

Monteris Medical US, Inc.	Warrant	March 3, 2026	March 3, 2036	Series E Convertible Preferred Stock	402,813	$0.23	$32	$32		(11)

Okami Medical, Inc.	Warrant	June 24, 2025	June 24, 2035	Preferred Series F-1	5,254	$2.86	$6	$6		(11)

Restor3d, Inc.	Warrant	November 19, 2024	June 4, 2034	Preferred Series A	6,108	$5.01	$5	$1		(11)

Sub-Total: Medical Devices (0.1%)*							$123	$67

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
March 31, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost		Fair Value (5)		Footnotes
Warrant Investments - United States, Continued
Other Healthcare Services
Cellares Corporation	Warrant	November 19, 2024	August 2, 2034	Common Stock	15,566	$4.77	$54		$79

Upward Health, Inc.	Warrant	November 19, 2024	August 6, 2034	Class A Common Stock	64,948	$0.28	$21		$54

Sub-Total: Other Healthcare Services (0.2%)*							$75		$133

Software as a Service ("SaaS")
Silk Technologies, Inc.	Warrant	November 19, 2024	November 4, 2034	Common Stock	15,167	$1.98	$32		$24

Steno Agency, Inc.	Warrant	November 19, 2024	June 21, 2034	Common Stock	7,612	$1.98	$18		$7
	Warrant	May 16, 2025	June 21, 2034	Common Stock	8,955	$1.98	27		8
Total Steno Agency, Inc.							$45		$15

Sub-Total: Software as a Service ("SaaS") (0.1%)*							$77	$—	$39

Space Technology
Astranis Space Technologies Corp.	Warrant	June 28, 2024	April 13, 2033	Common Stock	11,203	$7.89	$39		$158
	Warrant	November 19, 2024	September 27, 2034	Common Stock	14,930	$2.27	66		230
	Warrant	June 26, 2025	June 26, 2035	Common Stock	2,751	$0.01	13		44
	Warrant	June 26, 2025	June 26, 2035	Common Stock	1,765	$0.01	9		28
	Warrant	August 25, 2025	August 25, 2035	Common Stock	18,319	$2.33	70		282
Total Astranis Space Technologies Corp.							$197		$742	742000

Hermeus Corporation	Warrant	June 28, 2024	August 9, 2032	Common Stock	9,338	$6.24	$21		$113
	Warrant	March 23, 2026	March 20, 2036	Common Stock	3,198	$8.83	$35		$35
Total Hermeus Corporation							$56		$148

Impulse Space, Inc.	Warrant	November 19, 2024	June 18, 2034	Common Stock	13,944	$1.91	$248		$618

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
March 31, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)		Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments - United States, Continued
Kymeta Corporation	Warrant	November 19, 2024		July 3, 2034	Common Stock	303,449	$0.11	$22	$12

Slingshot Aerospace, Inc.	Warrant	November 19, 2024		July 12, 2036	Common Stock	24,943	$0.46	$30	$35

Sub-Total: Space Technology (2.5%)*								$553	$1,555

Total: Warrant Investments - United States (5.5%)*								$2,310	$3,006

Warrant Investments- Canada
Space Technology
Earthdaily Constellation Holdings, LP	Warrant	June 10, 2025		June 10, 2035	Class B Common Stock	282,171	$0.81	$161	$127
Sub-Total: Space Technology (0.2%)*

Total: Warrants Investments- Canada (0.2%)*								$161	$127

Warrant Investments- Europe
Medical Devices
CMR Surgical Limited	Warrant	March 24, 2025		March 24, 2030	Ordinary Stock	672	€0.01	$16	$29
Sub-Total: Medical Devices (0.0%)*			April 24, 1901					$16	$29

Other Healthcare Services
Zandivio PLC	Warrant	November 19, 2024		October 29, 2034	Common Stock	8,428	€0.01	$49	$26
Sub-Total: Other Healthcare Services (0.0%)*			January 27, 1923					$49	$26

Total: Warrant Investments- Europe (0.1%)*								$65	$55

Total Warrant Investments (5.8%)*								$2,536	$3,567

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
March 31, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Shares/Principal	Series	Cost	Fair Value (5)	Footnotes
Equity Investments- United States
Connectivity
Tarana Wireless, Inc.	Equity	10/9/2025	28,053	Preferred Series 8	$30	$48	11

Sub-Total: Connectivity (0.1%)*					$30	$48

Finance and Insurance
Centivo Corporation	Equity	12/20/2024	17,119	Preferred Series B-1	$50	$41	11

Sub-Total: Finance and Insurance (0.1%)*					$50	$41

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Equity	8/1/2024	73	Class B Units	$17	$15	11

Sub-Total: Food and Agriculture Technologies (0.0%)*					$17	$15

Energy and Resource Technology
Crusoe Energy Systems LLC	Equity	11/6/2024	1,713	Preferred Series D-1	$50	$91	11

Sub-Total: Energy and Resource Technology (0.1%)*					$50	$91

Software as a Service ("SaaS")
Silk Technologies, Inc.	Equity	12/1/2025	30,000	SAFE Note	$30	$30

Sub-Total: Software as a Service ("SaaS") (0.0%)*					$30	$30

Space Technology
Impulse Space, Inc.	Equity	3/4/2025	7,151	Preferred Series B	$98	$342	11
	Equity	5/9/2025	2,616	Preferred Series C	100	147	11
Total Impulse Space Inc.					$198	$489

Sub-Total: Space Technology (0.8%)*					$198	$489

Total: Equity Investments- United States (1.2%)*					$375	$714

Total Investments in Securities (212.9%)*					$129,376	$131,353

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
March 31, 2026
(In thousands, except share and per share data)
(Unaudited)

* Represents % of Net Asset.
(1)All portfolio companies are located in North America or Europe. As of March 31, 2026, the Fund had three foreign domiciled portfolio companies, two of which are based in Europe and one of which is based in Canada. In total, foreign domiciled portfolio investment represented 13.12% of total net assets based on fair value.
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
(6)The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. As of March 31, 2026, the U.S. Prime Rate (“Prime”) was 6.75%, the Secured Overnight Financing Rate (“SOFR”) 30 Day Forward Rate was 3.66%, and the SOFR 3-Month Term Rate was 3.68%.
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
(9)Investment has an unfunded commitment as of March 31, 2026 (see “Note 6 – Commitments and Contingencies”). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(10)Investment date represents the date of initial investment date, either purchases or funding, not adjusted for modifications.
(11)Preferred stock represents investments through which the Fund will have preference in liquidation rights and do not contain any cumulative preferred dividends.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States
Artificial Intelligence & Automation
Applied Digital Corporation	Equipment Financing	June 28, 2024	March 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	$320	$320	$326
	Equipment Financing	June 28, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	$213	$213	$217
	Equipment Financing	November 19, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT 0.0%	$345	$346	$351
Total Artificial Intelligence & Automation					$878	$879	$894

Augmented Reality Concepts, Inc.	Secured Loan	November 19, 2024	June 18, 2029	Variable interest rate SOFR 3 Month Term + 7.3%; EOT 0.0%	$1,230	$1,227	$1,235	(6)

Cirrascale Cloud Services, LLC	Equipment Financing	November 19, 2024	April 1, 2027	Fixed interest rate 10.2%; EOT 5.0%	$605	$661	$663
	Equipment Financing	November 19, 2024	September 1, 2026	Fixed interest rate 12.7%; EOT 4.0%	$510	$567	$568
Total Cirrascale Cloud Services, LLC					$1,115	$1,228	$1,231

D-Wave Quantum Inc.	Equipment Financing	August 1, 2025	September 1, 2028	Fixed interest rate 10.8%; EOT 4.0%	$54	$53	$54

Sortera Technologies, Inc.	Equipment Financing	February 11, 2025	March 1, 2028	Fixed interest rate 12.5%; EOT 4.0%	$1,088	$1,074	$1,085	(6)

Swimlane, Inc.	Secured Loan	May 28, 2025	June 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 2.3%	$3,600	$3,544	$3,639	(6)

Tquila Automation, Inc	Secured Loan	July 2, 2025	August 1, 2030	Variable interest rate Prime + 5.0% or Floor rate 12.3%; EOT 3.0%	$900	$891	$904

Uniphore Technologies Inc.	Secured Loan	September 30, 2025	October 1, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.0%	$4,000	$3,904	$3,975
	Secured Loan	October 2, 2025	October 1, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.0%	1,500	1,468	1,468
Total Uniphore Technologies Inc.					$5,500	$5,372	$5,443

Sub-Total: Artificial Intelligence & Automation (23.5%)*					$14,365	$14,268	$14,485

Biotechnology
Candel Therapeutics, Inc.	Secured Loan	October 14, 2025	October 1, 2030	Variable interest rate Prime + 3.0% or Floor rate 9.8%; EOT 4.3%	$1,500	$1,451	$1,451

Taysha Gene Therapies, Inc.	Secured Loan	August 7, 2025	September 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 5.0%	$2,000	$2,005	$2,055	(6)

Sub-Total: Biotechnology (5.7%)*					$3,500	$3,456	$3,506

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Connectivity
AST & Science, LLC	Equipment Financing	June 27, 2025	July 1, 2030	Fixed interest rate 12.4%; EOT 9.0%	$2,367	$2,394	$2,439
	Equipment Financing	June 30, 2025	July 1, 2030	Fixed interest rate 12.5%; EOT 9.0%	385	389	397
	Equipment Financing	September 26, 2025	October 1, 2030	Fixed interest rate 12.4%; EOT 9.0%	860	861	876
	Equipment Financing	December 23, 2025	January 1, 2031	Fixed interest rate 12.4%; EOT 9.0%	540	536	536
Total AST & Science, LLC					$4,152	$4,180	$4,248

Tarana Wireless, Inc.	Secured Loan	November 19, 2024	October 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 12.5%; EOT 4.0%	$1,200	$1,172	$1,176	(6)

Sub-Total: Connectivity (8.8%)*					$5,352	$5,352	$5,424

Consumer Products & Services
Bobbie Baby, Inc.	Equipment Financing	September 12, 2025	October 1, 2028	Fixed interest rate 11.6%; EOT 3.0%	$1,944	$1,922	$1,957

Ogee, Inc.	Secured Loan	November 25, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	$300	$307	$307	(6)
	Secured Loan	November 25, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	300	308	308	(6)
	Secured Loan	November 25, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	300	304	303	(6)
	Secured Loan	July 18, 2025	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	300	268	266	(6)
Total Ogee, Inc.					$1,200	$1,187	$1,184

Sub-Total: Consumer Products & Services (5.1%)*					$3,144	$3,109	$3,141

Diagnostics & Tools
Rapid Micro Biosystems, Inc.	Secured Loan	August 8, 2025	September 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$1,800	$1,751	$1,777
Sub-Total: Diagnostics & Tools (2.9%)*					1,800	1,751	1,777

Finance and Insurance
Beam Technologies, Inc.	Secured Loan	November 19, 2024	October 1, 2029	Variable interest rate Prime + 2.8% or Floor rate 11.0%+PIK Fixed Interest Rate 1.5%; EOT 2.0%	$2,264	$2,358	$2,320	(6) (7)
	Secured Loan	June 25, 2025	October 1, 2029	Variable interest rate Prime + 2.8% or Floor rate 11.0%+PIK Fixed Interest Rate 1.5%; EOT 2.0%	181	185	186	(6) (7)
	Secured Loan	August 7, 2025	December 31, 2029	Fixed interest rate 0.0%; EOT 0.0%	30	30	30	(8)
Total Beam Technologies, Inc.					$2,475	$2,573	$2,536

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Centivo Corporation	Secured Loan	November 19, 2024	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	$507	$504	$513	(6) (7)
	Secured Loan	December 20, 2024	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	505	488	495	(6) (7)
	Secured Loan	February 3, 2025	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	504	489	496	(6) (7)
	Secured Loan	May 20, 2025	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	1,005	973	988	(6) (7)
	Secured Loan	June 13, 2025	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	502	486	493	(6) (7)
Total Centivo Corporation					$3,023	$2,940	$2,985

Cherry Technologies, Inc.	Secured Loan	June 28, 2024	April 1, 2030	Variable interest rate Prime + 2.5% or Floor rate 9.5%; EOT 2.0%	$265	$276	$273	(6)
	Secured Loan	July 31, 2024	April 1, 2030	Variable interest rate Prime + 2.5% or Floor rate 9.5%; EOT 2.0%	265	276	272	(6)
Total Cherry Technologies, Inc.					$530	$552	$545

Tilt Finance, Inc (dba Empower Financial, Inc.)	Secured Loan	June 28, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	$378	$388	$384	(6)
	Secured Loan	June 28, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	98	97	98	(6)
	Secured Loan	June 28, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT3.8%	147	147	147	(6)
	Secured Loan	June 28, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	152	149	149	(6)
	Secured Loan	June 28, 2024	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	505	514	522	(6)
Total Tilt Finance, Inc (dba Empower Financial, Inc.)					$1,280	$1,295	$1,300

Gravie, Inc.	Secured Loan	November 19, 2024	July 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 13.0%; EOT 2.5%	$1,020	$1,030	$1,007	(6)

Kard Financial, Inc.	Secured Loan	September 10, 2025	October 1, 2030	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.0%	$980	$955	$984	(6)

One Million Metrics (dba Kinetic)	Secured Loan	August 25, 2025	September 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 3.0%	$1,050	$1,024	$1,053	(6)

Lendflow, Inc.	Secured Loan	April 24, 2025	May 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 2.7%	$960	$949	$974	(6)
	Secured Loan	December 15, 2025	May 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 2.7%	480	471	471	(6)
Total Lendflow, Inc.					$1,440	$1,420	$1,445

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
PatientFi, Inc.	Secured Loan	March 14, 2025	April 1, 2030	Variable interest rate Prime + 3.5% or Floor rate 10.5%; EOT 2.5%	$1,800	$1,783	$1,797	(6)
	Secured Loan	December 16, 2025	April 1, 2030	Variable interest rate Prime + 3.5% or Floor rate 10.5%; EOT 2.5%	1,800	1,753	1,753	(6)
Total PatientFi, Inc.					$3,600	$3,536	$3,550

Under Technologies, Inc.	Secured Loan	November 19, 2024	June 1, 2029	Variable interest rate Prime + 3.8% or Floor rate 12.0%; EOT 4.3%	$600	$599	$615	(6)
	Secured Loan	November 27, 2024	June 1, 2029	Variable interest rate Prime + 3.8% or Floor rate 12.0%; EOT 4.3%	600	598	607	(6)
Total Under Technologies, Inc.					$1,200	$1,197	$1,222

Wisetack, Inc.	Secured Loan	November 14, 2024	December 1, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.5%	$900	$894	$917	(6)
	Secured Loan	December 9, 2025	September 22, 2027	Fixed interest rate 6.0%; EOT 0.0%	30	30	30	(6)(8)
Total Wisetack, Inc.					$930	$924	$947

Sub-Total: Finance and Insurance (28.5%)*					$17,528	$17,446	$17,574

Food and Agriculture Technologies
DrinkPak, LLC	Equipment Financing	June 28, 2024	September 1, 2026	Fixed interest rate 12.9%; EOT 7.0%	$415	$548	$554

Sub-Total: Food and Agriculture Technologies (0.9%)*					$415	$548	$554

Green Technology
Commonwealth Fusion Systems, LLC	Equipment Financing	November 19, 2024	July 1, 2030	Fixed interest rate 13.2%; EOT 10.0%	$2,981	$3,167	$3,200
	Equipment Financing	June 28, 2024	July 1, 2030	Fixed interest rate 13.0%; EOT 10.0%	1,030	1,135	1,132
	Equipment Financing	January 14, 2025	July 1, 2029	Fixed interest rate 11.2%; EOT 6.0%	161	165	167
	Equipment Financing	December 24, 2025	December 1, 2030	Fixed interest rate 11.4%; EOT 6.0%	1,300	1,288	1,288
Total Commonwealth Fusion Systems, LLC					$5,472	$5,755	$5,787

Electric Hydrogen Co.	Equipment Financing	June 28, 2024	January 1, 2029	Fixed interest rate 12.6%; EOT 15.0%	$902	$1,046	$1,016
	Equipment Financing	November 19, 2024	January 1, 2029	Fixed interest rate 12.6%; EOT 15.0%	740	828	818
	Equipment Financing	November 19, 2024	October 1, 2028	Fixed interest rate 12.5%; EOT 15.0%	444	489	485
	Equipment Financing	November 14, 2024	December 1, 2028	Fixed interest rate 11.9%; EOT 15.0%	107	116	115
Total Electric Hydrogen Co.					$2,193	$2,479	$2,434

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Form Energy, Inc.	Equipment Financing	November 19, 2024	November 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$1,563	$1,585	$1,608
	Equipment Financing	December 12, 2024	January 1, 2028	Fixed interest rate 12.5%; EOT 3.0%	423	426	432
Total Form Energy, Inc.					$1,986	$2,011	$2,040

Sub-Total: Green Technology (16.7%)*					$9,651	$10,245	$10,261

Healthcare Technology
B.Well Connected Health, Inc.	Secured Loan	April 10, 2025	May 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 3.0%	$1,800	$1,783	$1,829	(6)
	Secured Loan	October 29, 2025	May 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 3.0%	720	708	708	(6)
Total B.Well Connected Health, Inc.					$2,520	$2,491	$2,537

Paytient Technologies, Inc.	Secured Loan	May 27, 2025	June 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.8%; EOT 3.0%	$1,250	$1,228	$1,246	(6)
	Secured Loan	October 2, 2025	June 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.8%; EOT 3.0%	1,250	1,246	1,246	(6)
Total Paytient Technologies, Inc.					$2,500	$2,474	$2,492

PurpleLab, Inc.	Secured Loan	September 24, 2025	October 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 11.5%; EOT 2.0%	$3,500	$3,430	$3,461	(6)

Sub-Total: Healthcare Technology (13.8%)*					$8,520	$8,395	$8,490

Marketing, Media, and Entertainment
Angel Studios, Inc.	Secured Loan	September 8, 2025	October 1, 2030	Variable interest rate Prime + 6.0% or Floor rate 13.5%; EOT 2.0%	$1,600	$1,449	$1,481	(6)

Rarefied Atmosphere, Inc.	Secured Loan	May 6, 2025	June 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 2.0%	$3,163	$3,119	$3,202	(6)

Vox Media Holdings, Inc.	Secured Loan	June 28, 2024	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	$1,494	$1,503	$1,479	(6)
	Secured Loan	June 28, 2024	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	749	753	740	(6)
Total Vox Media Holdings, Inc.					$2,243	$2,256	$2,219

Sub-Total: Marketing, Media and Entertainment (11.2%)*					$7,006	$6,824	$6,902

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Medical Devices
Apiject Holdings, Inc.	Equipment Financing	November 19, 2024	July 1, 2028	Fixed interest rate 10.9%; EOT 7.5%	$880	$976	$894
	Equipment Financing	November 19, 2024	October 1, 2028	Fixed interest rate 11.1%; EOT 7.5%	447	492	455
Total Apiject Holdings, Inc.					$1,327	$1,468	$1,349

Cagent Vascular, Inc.	Secured Loan	January 24, 2025	February 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 3.0%	$1,200	$1,217	$1,226	(6)

Elucent Medical, Inc.	Secured Loan	November 19, 2024	November 30, 2029	Variable interest rate Prime + 3.8% or Floor rate 11.3%; EOT 3.3%	$900	$894	$887	(6)

Lightforce Orthodontics, Inc.	Secured Loan	November 19, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	$1,800	$1,798	$1,845	(6)
	Secured Loan	November 19, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	300	300	307	(6)
Total Lightforce Orthodontics, Inc.					$2,100	$2,098	$2,152

Nalu Medical, Inc	Secured Loan	July 3, 2025	August 1, 2030	Variable interest rate Prime + 3.0% or Floor rate 10.0%; EOT 4.0%	$1,575	$1,562	$1,588	(6)

Neuros Medical, Inc.	Secured Loan	December 11, 2025	January 1, 2031	Variable interest rate Prime + 3.8% or Floor rate 10.5%; EOT 4.0%	$1,884	$1,885	$1,896	(6)

Okami Medical, Inc.	Secured Loan	June 24, 2025	July 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.5%; EOT 2.0%	$600	$590	$595	(6)

Restor3d, Inc.	Secured Loan	November 19, 2024	July 4, 2028	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.3%	$255	$257	$262	(6)

Vital Connect, Inc.	Secured Loan	November 19, 2024	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	$2,100	$2,110	$2,170	(6)
	Secured Loan	March 21, 2025	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	600	600	617	(6)
	Secured Loan	December 17, 2025	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	600	594	594	(6)
Total Vital Connect, Inc.					$3,300	$3,304	$3,381

Sub-Total: Medical Devices (21.7%)*					$13,141	$13,275	$13,336

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Other Healthcare Services
Cellares Corporation	Equipment Financing	November 19, 2024	September 1, 2029	Fixed interest rate 12.0%; EOT 4.5%	$237	$242	$245
	Equipment Financing	January 10, 2025	February 1, 2030	Fixed interest rate 12.2%; EOT 4.5%	159	161	161
	Equipment Financing	January 29, 2025	February 1, 2030	Fixed interest rate 12.5%; EOT 4.5%	97	98	98
	Secured Loan	November 19, 2024	February 1, 2027	Variable interest rate Prime + 3.3% or Floor rate 11.8%; EOT 4.0%	3,000	3,037	3,082	(6)
Total Cellares Corporation					$3,493	$3,538	$3,586

Upward Health, Inc.	Secured Loan	November 19, 2024	September 1, 2029	Variable interest rate Prime + 4.3% or Floor rate 12.8%; EOT 3.0%	$500	$494	$509	(6)

Sub-Total: Other Healthcare Services (6.6%)*					$3,993	$4,032	$4,095

Software as a Service ("SaaS")
Eyelit Technologies, Inc.	Secured Loan	November 19, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	$500	$492	$491	(6) (9)
	Secured Loan	December 27, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	880	866	864	(6) (9)
	Secured Loan	June 20, 2025	November 4, 2029	Variable interest rate SOFR 1 Month Term +5.8%; EOT 0.0%	100	98	99	(6) (9)
	Secured Loan	September 10, 2025	November 4, 2029	Variable interest rate SOFR 1 Month Term + 5.8%; EOT 0.0%	250	245	244	(6) (9)
Total Eyelit Technologies, Inc.					$1,730	$1,701	$1,698

Hometown Ticketing, Inc.	Secured Loan	November 25, 2024	November 25, 2029	Variable interest rate SOFR 3 Month Term + 7.7%; EOT 0.0%	$1,574	$1,551	$1,580	(6)

ServiceTrade, Inc.	Secured Loan	November 19, 2024	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	$1,500	$1,481	$1,494	(6) (9)
	Secured Loan	May 2, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	120	118	120	(6) (9)
	Secured Loan	June 3, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	120	118	120	(6) (9)
	Secured Loan	September 22, 2025	August 15, 2029	Variable interest rate SOFR 3 Month Term + 5.3%; EOT 0.0%	120	118	120	(6) (9)
Total ServiceTrade, Inc.					$1,860	$1,835	$1,854

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Silk Technologies, Inc.	Secured Loan	November 19, 2024	December 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 1.5%	$1,200	$1,182	$1,195	(6)

SOCI, Inc.	Secured Loan	November 19, 2024	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	$2,281	$2,244	$2,203	(6) (9)
	Secured Loan	December 30, 2024	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.8%; EOT 0.0%	208	204	201	(6) (9)
	Secured Loan	April 23, 2025	October 3, 2029	Variable interest rate SOFR 6 Month Term + 7.8%; EOT 0.0%	104	102	103	(6) (9)
	Secured Loan	August 5, 2025	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	110	108	108	(6) (9)
Total SOCI, Inc.					$2,703	$2,658	$2,615

Steno Agency, Inc.	Secured Loan	November 19, 2024	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	$510	$511	$522	(6)
	Secured Loan	January 2, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	600	603	616	(6)
	Secured Loan	May 16, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	600	580	592	(6)
Total Steno Agency					$1,710	$1,694	$1,730

Xytech Systems, LLC	Secured Loan	February 26, 2025	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.0%; EOT 0.0%	$2,400	$2,400	$2,357	(6) (9)
	Secured Loan	July 2, 2025	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.0%; EOT 0.0%	120	118	116	(6) (9)
Total Xytech Systems, LLC					$2,520	$2,518	$2,473

Sub-Total: Software as a Service ("SaaS") (21.3%)*					$13,297	$13,139	$13,145

Space Technology
Astranis Space Technologies Corp.	Equipment Financing	June 28, 2024	May 1, 2027	Fixed interest rate 12.1%; EOT 6.5%	184	231	197
	Equipment Financing	November 19, 2024	October 1, 2028	Fixed interest rate 13.8%; EOT 6.5%	225	243	242
	Equipment Financing	November 19, 2024	October 1, 2027	Fixed interest rate 12.6%; EOT 4.0%	173	175	176
	Equipment Financing	August 25, 2025	September 1, 2028	Fixed interest rate 11.6%; EOT 4.0%	180	180	183
	Equipment Financing	October 30, 2025	November 1, 2028	Fixed interest rate 11.7%; EOT 4.0%	46	46	46
	Secured Loan	August 25, 2025	August 25, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 4.0%	2,000	1,925	1,984	(6)
Total Astranis Space Technologies Corp.					2,808	2,800	2,828

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Impulse Space, Inc.	Equipment Financing	November 19, 2024	July 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$182	$189	$190
	Equipment Financing	November 19, 2024	October 1, 2027	Fixed interest rate 12.5%; EOT 3.0%	187	191	194
	Equipment Financing	December 27, 2024	January 1, 2028	Fixed interest rate 12.9%; EOT 3.0%	189	189	195
	Equipment Financing	February 12, 2025	March 1, 2028	Fixed interest rate 12.6%; EOT 3.0%	218	219	222
	Equipment Financing	June 25, 2025	July 1, 2028	Fixed interest rate 12.8%; EOT 3.0%	272	269	274
	Equipment Financing	September 25, 2025	October 1, 2028	Fixed interest rate 12.8%; EOT 3.0%	1,319	1,298	1,318
Total Impulse Space, Inc.					$2,367	$2,355	$2,393

Kymeta Corporation	Secured Loan	November 19, 2024	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	$600	$589	$608	(6)
	Secured Loan	June 11, 2025	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	600	599	610	(6)
Total Kymeta Corporation					$1,200	$1,188	$1,218

Slingshot Aerospace, Inc.	Secured Loan	November 19, 2024	August 1, 2029	Variable interest rate Prime + 5.5% or Floor rate 14.0%; EOT 3.0%	$1,800	$1,793	$1,837	(6)

Sub-Total: Space Technology (13.4%)*					$8,175	$8,136	$8,276

Transportation Technology
EH Leasing Company, LLC	Equipment Financing	November 1, 2025	November 1, 2029	Fixed interest rate 14.4%; EOT 18.7%	$318	$357	$328	(8)

Sub-Total: Transportation Technology (0.5%)*					$318	$357	$328

Total Debt Securities - United States (180.7%)*					$110,205	$110,333	$111,294

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - Canada
Space Technology
Earthdaily Constellation Holdings, LP	Equipment Financing	June 10, 2025	January 1, 2029	Fixed interest rate 13.5%; EOT 7.0%	$3,173	$3,154	$3,185
	Equipment Financing	August 28, 2025	March 1, 2029	Fixed interest rate 13.9%; EOT 7.0%	439	432	437
Total Earthdaily Constellation Holdings, LP					$3,612	$3,586	$3,622

Sub-Total: Space Technology (5.9%)*					$3,612	$3,586	$3,622

Total Debt Securities - Canada (5.9%)*					$3,612	$3,586	$3,622

Debt Securities - Europe
Medical Devices
CMR Surgical Limited	Secured Loan	March 24, 2025	April 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$1,875	$1,887	$1,925	(6)
	Secured Loan	December 16, 2025	April 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	750	735	735	(6)
Total CMR Surgical Limited					$2,625	$2,622	$2,660

Sub-Total: Medical Devices (4.3%)*					$2,625	$2,622	$2,660

Other Healthcare Services
Zandivio PLC	Secured Loan	November 19, 2024	May 1, 2029	Variable interest rate Prime + 5.3% or Floor rate 13.8%; EOT 2.5%	$1,800	$1,782	$1,817	(6)

Sub-Total: Other Healthcare Services (2.9%)*					$1,800	$1,782	$1,817

Total: Debt Securities - Europe (7.3%)*					$4,425	$4,404	$4,477

Total Debt Securities (193.8%)*					$118,242	$118,323	$119,393

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

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments - United States, Continued
Marketing, Media, and Entertainment
Angel Studios, Inc.	Warrant	September 8, 2025	September 11, 2030	Common Stock	23,402	$7.29	$152	$47

Rarefied Atmosphere, Inc.	Warrant	May 6, 2025	May 6, 2037	Common Stock	13,218	$7.35	$43	$50

Vox Media Holdings, Inc.	Warrant	June 1, 2025	June 25, 2035	Class A Common Stock	225,010	$0.37	$66	$53

Sub-Total: Marketing, Media and Entertainment (0.2%)*							$261	$150

Medical Devices
Apiject Holdings, Inc.	Warrant	November 19, 2024	June 24, 2034	Common Stock	63,068	$0.01	$35	$9

Elucent Medical, Inc.	Warrant	November 19, 2024	October 31, 2034	Preferred Series C-2	120,603	$0.30	$11	$7	(11)

Lightforce Orthodontics, Inc.	Warrant	November 19, 2024	August 6, 2034	Preferred Series-D	666	$18.01	$2	$1	(11)
		December 1, 2024	August 6, 2034	Preferred Series-D	3,997	$18.01	14	3	(11)
Total Lightforce Orthodontics, Inc.							$16	$4

Nalu Medical, Inc	Warrant	July 3, 2025	July 3, 2035	Preferred Series E	7,313	$4.85	$12	$27	(11)

Okami Medical, Inc.	Warrant	June 24, 2025	June 24, 2035	Preferred Series F-1	5,254	$2.86	$6	$5	(11)

Restor3d, Inc.	Warrant	November 19, 2024	June 4, 2034	Preferred Series A	6,108	$5.01	$5	$11	(11)

Sub-Total: Medical Devices (0.1%)*							$85	$63

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

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Shares/Principal	Series	Cost	Fair Value (5)	Footnotes
Equity Investments- United States
Connectivity
Tarana Wireless, Inc.	Equity	10/9/2025	28,053	Preferred Series 8	$30	$52	11

Sub-Total: Connectivity (0.1%)*					$30	$52

Finance and Insurance
Centivo Corporation	Equity	12/20/2024	17,119	Preferred Series B-1	$50	$45	11

Sub-Total: Finance and Insurance (0.1%)*					$50	$45

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Equity	8/1/2024	73	Class B Units	$17	$15	11

Sub-Total: Food and Agriculture Technologies (0.0%)*					$17	$15

Green Technology
Crusoe Energy Systems LLC	Equity	11/6/2024	1,713	Preferred Series D-1	$50	$75	11

Sub-Total: Green Technology (0.1%)*					$50	$75

Software as a Service ("SaaS")
Silk Technologies, Inc.	Equity	12/1/2025	30,000	SAFE Note	$30	$30

Sub-Total: Software as a Service ("SaaS") (0.0%)*					$30	$30

Space Technology
Impulse Space, Inc.	Equity	3/4/2025	7,151	Preferred Series B	$98	$206	11
	Equity	5/9/2025	2,616	Preferred Series C	99	97	11
Total Impulse Space Inc.					$197	$303

Sub-Total: Space Technology (0.5%)*					$197	$303

Total: Equity Investments- United States (0.8%)*					$374	$520

Total Investments in Securities (199.9%)*					$121,142	$123,127

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

The Fund’s investment activities are managed by Eagle Point Credit Management LLC (the “Adviser”) and Trinity Capital Adviser LLC (the “Sub-Adviser”), a wholly owned subsidiary of Trinity Capital Inc., and supervised by the Fund’s Board of Trustees (the “Board” or “Board of Trustees”), a majority of whom are independent as required by the 1940 Act. The Adviser’s affiliate, Eagle Point Administration LLC (the “Administrator”) provides certain ongoing administrative services necessary for the Fund’s operations. See “Note 11 – Related Party Transactions” for additional information.

The Fund holds certain assets through its wholly-owned subsidiary, EPT SPV 16 SUB (US) LLC (the “SPV”), to secure the KeyBank Credit Facility (as discussed and defined in “Note 5 – Borrowings”). EPT and the SPV are collectively referred to herein as the “Fund.”

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The Fund’s interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of the results for the interim period included herein. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026.
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

Independent valuation firms have been engaged to provide valuation assistance with respect to the Fund’s investments on a discretionary basis. Specifically, an independent valuation firm assists in valuing a subset of the Fund’s portfolio investments on a quarterly basis. The Sub-Adviser assists in selecting these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, size, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm.
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
As of March 31, 2026 and December 31, 2025, cash and cash equivalents consisted of $0.6 million and $0.6 million, respectively. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Fund’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.
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
Debt Financing Costs
The Fund records costs related to the issuance of debt obligations as deferred debt financing costs. These costs are deferred and amortized using the straight-line method over stated maturity life of the obligations. Debt financing costs related to secured or unsecured notes are netted with the outstanding principal balance on the Fund’s Consolidated Statements of Assets and Liabilities. Debt financing costs related to the KeyBank Credit Facility are recorded as deferred credit facility costs on the Fund’s Consolidated Statements of Assets and Liabilities.
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

The Fund recorded less than $0.1 million in PIK interest income during the three months ended March 31, 2026 and less than $0.1 million for the three months ended March 31, 2025.

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

As of March 31, 2026 and December 31, 2025, there were no investments on non-accrual status.

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

The Fund has no material uncertain tax positions as of March 31, 2026 and December 31, 2025. All the Fund’s tax returns remain subject to examination by U.S. federal and state tax authorities.

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

Portfolio Composition

The Fund’s portfolio investments are in companies conducting business in a variety of industries. The following table summarizes the composition of the Fund’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026				December 31, 2025
	Cost		Fair Value		Cost		Fair Value
Industry	Amount	%	Amount	%	Amount	%	Amount	%
Medical Devices	$21,388	16.5%	$21,301	16.2%	$15,998	13.2%	$16,088	13.1%
Finance and Insurance	17,980	13.9%	18,009	13.7%	17,918	14.8%	18,043	14.6%
SaaS	13,714	10.6%	13,618	10.4%	13,246	10.9%	13,256	10.8%
Artificial Intelligence & Automation	13,357	10.3%	13,378	10.2%	14,516	12.0%	14,732	12.0%
Space Technology	13,163	10.2%	14,611	11.1%	12,599	10.4%	13,602	11.0%
Energy and Resource Technology	11,681	9.0%	11,663	8.9%	10,354	8.5%	10,380	8.4%
Healthcare Technology	8,508	6.6%	8,594	6.5%	8,487	7.0%	8,572	7.0%
Marketing, Media, and Entertainment	8,200	6.4%	8,132	6.2%	7,085	5.9%	7,052	5.7%
Other Healthcare Services	6,617	5.1%	6,708	5.1%	5,938	4.9%	6,088	4.9%
Connectivity	4,127	3.2%	4,184	3.2%	5,438	4.5%	5,511	4.5%
Biotechnology	3,509	2.7%	3,561	2.7%	3,497	2.9%	3,548	2.9%
Consumer Products & Services	3,154	2.4%	3,670	2.8%	3,280	2.7%	3,512	2.8%
Diagnostics & Tools	3,139	2.4%	3,148	2.4%	1,795	1.5%	1,814	1.5%
Food and Agriculture Technologies	491	0.4%	456	0.4%	634	0.5%	601	0.5%
Transportation Technology	348	0.3%	320	0.2%	357	0.3%	328	0.3%
Total	$129,376	100.0%	$131,353	100.0%	121,142	100.0%	123,127	100.0%

The geographic composition of the Fund's investment portfolio is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Fund’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026				December 31, 2025
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States
West	$40,737	31.5%	$41,965	31.9%	$40,554	33.5%	$41,668	33.9%
Northeast	39,526	30.6%	39,894	30.4%	39,148	32.3%	39,440	32.0%
South	12,016	9.3%	12,224	9.3%	12,580	10.4%	12,844	10.4%
Mountain	11,397	8.8%	11,506	8.8%	8,764	7.2%	8,907	7.2%
Midwest	9,720	7.5%	9,731	7.4%	7,132	5.9%	7,140	5.8%
Southeast	7,950	6.1%	7,938	6.0%	4,748	3.9%	4,821	3.9%
International:
Canada	3,545	2.7%	3,535	2.7%	3,747	3.1%	3,767	3.1%
Western Europe	4,485	3.5%	4,560	3.5%	4,469	3.7%	4,540	3.7%
Total	$129,376	100.0%	$131,353	100.0%	$121,142	100.0%	$123,127	100.0%

The following table summarizes the composition of the Fund’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026				December 31, 2025
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loans	$97,520	75.3%	$98,153	74.8%	$89,048	73.5%	$90,068	73.2%
Equipment Financings	28,945	22.4%	28,919	22.0%	29,275	24.2%	29,325	23.8%
Warrants	2,536	2.0%	3,567	2.7%	2,445	2.0%	3,214	2.6%
Equity	375	0.3%	714	0.5%	374	0.3%	520	0.4%
Total	$129,376	100.0%	$131,353	100.0%	$121,142	100.0%	$123,127	100.0%

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
ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. The Fund accounts for its investments at fair value in accordance with ASC 820. As of March 31, 2026 and December 31, 2025, the Fund’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The following is a summary of the levels within the fair value hierarchy of the Fund’s investment portfolio by investment type as of March 31, 2026:

	Fair Value Hierarchy (in thousands)
	Level 1	Level 2	Level 3	Total
Secured Loans	$—	$—	$98,153	$98,153
Equipment Financings	—	—	28,919	28,919
Warrants	—	—	3,567	3,567
Equity	—	—	714	714
Total Investments at fair value	$—	$—	$131,353	$131,353

The following is a summary of the levels within the fair value hierarchy of the Fund’s investment portfolio by investment type as of December 31, 2025

	Fair Value Hierarchy (in thousands)
	Level 1	Level 2	Level 3	Total
Secured Loans	$—	$—	$90,068	$90,068
Equipment Financings	—	—	29,325	29,325
Warrants	—	—	3,214	3,214
Equity	—	—	520	520
Total Investments at fair value	$—	$—	$123,127	$123,127

The methodology for determining the fair value of the Fund’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies.” The following table provides a summary of the significant unobservable inputs used to measure the fair value of the Level 3 portfolio investments as of March 31, 2026.

	Fair Value as of
	March 31, 2026		Valuation Techniques/	Unobservable			Weighted
Investment Type	(in thousands)		Methodologies	Inputs (1)	Range		Average (2)
Debt investments	$111,115		Discounted Cash Flows	Hypothetical Market Yield	5.7% - 30.6%		13.9%
	14,706	Cost approximates fair value (5)	Cost approximates fair value (5)	n/a	n/a		n/a
	1,251		Transaction Precedent	Transaction price	n/a		n/a

Warrants	3,442		Market Approach	Revenue Multiple (3)	0.5x - 49.0x		17.2 x
				Volatility (4)	43.7% - 146.6%		73.8%
				Risk-Free Interest Rate	3.8% - 3.9%		3.8%
				Estimated Time to Exit (in years)	2.0 - 4.3		3.1

	125		Black Scholes	Volatility (4)	60.4% - 125.1%		86.4%
				Discount for Lack of Marketability	n/a		n/a
				Risk-Free Interest Rate	3.9% - 4.3%		4.2%
				Estimated Time to Exit (in years)	4.4 - 9.5		8.2

Equity investments	684		Market Approach	Revenue Multiple	3.8x - 49.0x	#NAME?	41.1 x
				Volatility (4)	39.2% - 63.5%		59.3%
				Risk-Free Interest Rate	3.8% - 3.8%		3.8%
				Estimated Time to Exit (in years)	2.8 - 3.5		3.3
	30		Cost approximates fair value (5)	n/a	n/a		n/a
Total Level 3 Investments	$131,353
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

	Fair Value as of
	December 31, 2025		Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)		Methodologies	Inputs (1)	Range	Average (2)
Debt investments	108,598		Discounted Cash Flows	Hypothetical Market Yield	9.8% - 30.6%	13.4%
	10,356	Cost approximates fair value (5)	Cost approximates fair value (5)	n/a	n/a	n/a
	439		Transaction Precedent (6)	Transaction price	n/a	n/a

Warrants	3,030		Market Approach	Revenue Multiple(3)	0.7x - 47.5x	15.8 x
				Volatility (4)	43.8% - 113.9%	71.3%
				Risk-Free Interest Rate	3.5% - 3.9%	3.5%
				Estimated Time to Exit (in years)	1.0 - 4.5	2.7
	183		Black Scholes	Volatility (4)	61.8% - 128.0%	84.0%
				Discount for Lack of Marketability	n/a	n/a
				Risk-Free Interest Rate	3.7% - 4.2%	4.0%
				Estimated Time to Exit (in years)	4.7 - 9.8	8.4

Equity investments	491		Market Approach	Revenue Multiple	3.7x - 19.4x	14.3 x
				Volatility (4)	40.2% - 74.2%	64.5%
				Risk-Free Interest Rate	3.5% - 3.6%	3.6%
				Estimated Time to Exit (in years)	2.3 - 3.8	3.3
	30		Cost approximates fair value (5)	n/a	n/a	n/a
Total Level 3 Investments	$123,127
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

The following tables provide a summary of changes in the fair value of the Fund’s Level 3 loans and equipment financings (collectively “Debt”), equity and warrant portfolio investments for the three months ended March 31, 2026 (in thousands):

Three Months Ended March 31, 2026	Type of Investment
	Debt	Equity	Warrants	Total
Fair Value as of December 31, 2025	$119,393	$520	$3,214	$123,127
Purchases, net of deferred fees	14,530	—	103	14,633
Proceeds from sales and paydowns	(7,134)	—	(28)	(7,162)
Accretion of OID, EOT, and PIK payments	747	—	—	747
Net realized gain/(loss)	—	—	16	16
Net change in unrealized appreciation/(depreciation)	(464)	194	262	(8)
Fair Value as of March 31, 2026	$127,072	$714	$3,567	$131,353

Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of March 31, 2026	$(464)	$194	$278	$8
The following table provides a summary of changes in the fair value of the Fund’s Level 3 Debt, equity and warrant portfolio investments for the three months ended March 31, 2025 (in thousands):

Three Months Ended March 31, 2025	Type of Investment
	Debt	Equity	Warrants	Total
Fair Value as of December 31, 2024	$65,834	$99	$953	$66,886
Purchases, net of deferred fees	5,792	115	72	5,979
Proceeds from sales and paydowns	(2,856)	—	—	(2,856)
Accretion of OID, EOT, and PIK payments	330	—	—	330
Net realized gain/(loss)	—	—	—	—
Net change in unrealized appreciation/(depreciation)	54	(5)	12	61
Fair Value as of March 31, 2025	$69,154	$209	$1,037	$70,400

Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of March 31, 2025	$54	$(5)	$12	$61
Fair Value of Financial Instruments Carried at Cost
As of March 31, 2026 and December 31, 2025, the carrying value of the KeyBank Credit Facility was approximately $43.0 million and $36.7 million, respectively. The carrying value of the KeyBank Credit Facility as of March 31, 2026 and December 31, 2025 approximates the fair value, which was estimated using a market yield approach with Level 3 inputs.
As of March 31, 2026 and December 31, 2025, the carrying value of the 2028 Series A Notes (as defined below) was approximately $24.6 million and $24.6 million, respectively, net of unamortized deferred financing costs of $0.4 million and $0.4 million as of March 31, 2026 and December 31, 2025, respectively. The 2028 Series A Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the 2028 Series A Notes as of March 31, 2026 and December 31, 2025 was approximately $24.6 million and $24.6 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

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
The KeyBank Credit Agreement also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; inaccuracy of representations or warranties in any material respect; voluntary or involuntary bankruptcy proceedings; and change of control of the borrower without the prior written consent of KeyBank. As of March 31, 2026, the Fund was in compliance in all material respects with the terms of the KeyBank Credit Facility.

During the three months ended March 31, 2026, the Fund borrowed $14.5 million and made repayments of $8.2 million under the KeyBank Credit Facility. During the three months ended March 31, 2025, the Fund borrowed $1.9 million and made repayments of $1.5 million under the KeyBank Credit Facility.
The Fund incurred approximately $0.9 million of initial and additional financing costs in connection with the KeyBank Credit Facility, which were capitalized and deferred using the straight-line method over the life of the facility. As of March 31, 2026 and December 31, 2025, unamortized deferred financing costs related to the KeyBank Credit Facility were $0.3 million and $0.4 million, respectively. As of March 31, 2026 and December 31, 2025, the Fund had a borrowing availability of approximately $17.0 million and $23.3 million, respectively.

The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Stated interest expense	$695	$271
Amortization of deferred financing costs	80	107
Total interest and amortization of deferred financing costs	$775	$378

Weighted average effective interest rate	7.9%	12.8%
Weighted average outstanding balance	$39,862	$11,969
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

As of March 31, 2026, the Fund was in compliance in all material respects with the terms of the 2028 Note Purchase Agreement.

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

Aggregate offering costs in connection with the 2028 Series A Notes issuance, including fees paid to the placement agent, were approximately $0.5 million, which were capitalized and deferred. As of March 31, 2026, unamortized deferred financing costs related to the 2028 Series A Notes were $0.4 million.

The components of interest expense and related fees for the 2028 Series A Notes are as follows (in thousands):

Three Months Ended March 31, 2026
Stated interest expense	$453
Amortization of deferred financing costs	56
Total interest and amortization of deferred financing costs	$509

Weighted average effective interest rate	8.3%
Weighted average outstanding balance	$25,000
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

Note 6. Commitments and Contingencies
Unfunded Commitments

The Fund’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Fund’s portfolio companies. A portion of these unfunded contractual commitments as of March 31, 2026 and December 31, 2025, are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Fund’s credit agreements contain customary lending provisions that allow the Fund relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Fund. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Fund’s disclosure of unfunded contractual commitments as of March 31, 2026 and December 31, 2025, includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions.

The Fund will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under its KeyBank Credit Facility) and maintains adequate liquidity to fund its unfunded commitments through these sources.

As of March 31, 2026, the Fund had aggregate unfunded commitments of $1.7 million to four portfolio companies. As of December 31, 2025, the Fund had aggregate unfunded commitments of $2.2 million to two portfolio companies.

In the normal course of business, the Fund enters into contracts that provide a variety of representations and warranties and general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Fund under these arrangements is unknown as it would involve future claims that may be made against the Fund; however, based on the Fund’s experience, the risk of loss is remote, and no such claims are expected to occur. As such, the Fund had not accrued any liability in connection with such indemnifications as of March 31, 2026 and December 31, 2025.

Expense Limitation Agreement

The Fund and the Adviser have entered into the Expense Limitation Agreement (as defined below), dated as of August 28, 2025, pursuant to which the Adviser or an affiliate thereof may provide expense support to the Fund in order to reduce operating expenses borne by the Fund’s shareholders. Expense support payments may be made in the form of paying expenses directly, reimbursing the Fund for expenses incurred and paid, or waiving a portion of or all fees due by the Fund to the Adviser or an affiliate thereof during each quarterly calculation period. Any such expense limitation payments or waivers are subject to reimbursement by the Fund for three years after the date on which such expense limitation payment or waiver was made. No such expense limitation payments or waivers were made during the three months ended March 31, 2026 and March 31, 2025. See “Note 11 – Related Party Transactions” for additional information.

Organizational and Offering Expense Support and Reimbursement Agreement

The Fund and the Adviser have entered into the O&O Expense Agreement (as defined below), dated as of August 28, 2025, pursuant to which the Fund may pay for organizational and permissible offering (“O&O”) expenses up to a limit of 1.50% of gross equity contributions (including the value of the seed capital as described below). The Adviser, the Administrator or their affiliates will bear any O&O expenses in excess of the 1.50% limit. The Fund may pay O&O expenses in the form of direct payments to third-party vendors. The Fund may also pay O&O expenses to its affiliates and affiliates of the Adviser or the Administrator in the form of reimbursement (“Affiliate O&O Expense Reimbursement”). Affiliate O&O Expense Reimbursement will not be included in the calculation of operating expenses under the Expense Limitation Agreement. Any O&O Expenses subject to Affiliate O&O Expense Reimbursement are reimbursable by the Fund up to three years after the date on which such O&O Expenses were paid on the Fund’s behalf, provided that reimbursement does not cause the Fund to exceed the 1.50% limit described above at the time of such reimbursement. No such Affiliate O&O Expense Reimbursements were made during the three months ended March 31, 2026 and March 31, 2025. See “Note 11 – Related Party Transactions” for additional information.

Legal Proceedings

The Fund may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Fund in connection with the activities of its portfolio companies. As of March 31, 2026 and December 31, 2025, there were no material legal matters or material litigation pending of which the Fund is aware.

Note 7. Shareholders' Equity

The Fund has the authority to issue an unlimited number of shares of beneficial interest.

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

Private Offering

The Fund conducts a continuous private offering of its shares to investors in reliance on exemptions from the registration requirements of the Securities Act, including the exemptions provided by Section 4(a)(2) of the

Securities Act and Regulation D and Regulation S promulgated thereunder (the “Private Offering”). The Fund offers and sells shares to (i) persons who are “accredited investors” within the meaning of Regulation D under the Securities Act and (ii) non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. Eagle Point Securities LLC, an affiliate of the Adviser, serves as the dealer manager (the “Dealer Manager”) for the Private Offering, on a best-efforts basis, pursuant to a dealer manager agreement with the Fund. See “Note 11 – Related Party Transactions” and “Note 14 – Subsequent Events” for additional information.

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

The Fund did not repurchase any shares during the three months ended March 31, 2026.

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

Shares will be issued pursuant to the DRIP at a price equal to 95% of their most recently determined NAV as of the payment date. There is no sales load or other charge for distribution reinvestment, and the plan administrator’s fees are paid by the Fund. Participants in the DRIP may purchase fractional shares so that 100% of the distributions are used to acquire shares. The Fund reserves the right to amend or terminate the DRIP.

Brokerage firms and other financial intermediaries may decide not to participate in the Fund’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the three months ended March 31, 2026, no shares were issued under the DRIP.

Distributions

The Fund intends to authorize and declare ordinary cash distributions on a quarterly basis and pay such distributions on a monthly basis.

Note 8. Earnings Per Share
The following table sets forth the computation of the basic and diluted earnings per common share for the three months ended March 31, 2026 (in thousands except shares and per share information). Prior to the Conversion, there were no shares outstanding.

Three Months Ended March 31, 2026
Earnings per share - basic and diluted
Numerator for basic and diluted earnings per share	$1,383
Denominator for basic and diluted weighted average shares	6,025,475
Earnings/(Loss) per share - basic and diluted	$0.23
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

As of March 31, 2026, the Fund had accrued U.S. federal excise tax of less than $0.1 million.

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Tax Cost of Investments	$129,580	$121,346

	March 31, 2026	December 31, 2025
Unrealized appreciation	$3,101	$2,644
Unrealized depreciation	(1,328)	(862)
Net change in unrealized appreciation from investments	$1,773	$1,782

Note 10. Financial Highlights
The following presents financial highlights for the three months ended March 31, 2026 and March 31, 2025 (in thousands except share and per share information):

Three Months Ended March 31, 2026
Net asset value, beginning of year/period	$10.24
Results of operations:
Net investment income	0.23
Net realized gains (losses) and unrealized appreciation (depreciation)	—
Net increase (decrease) in net assets resulting from operations	0.23

Net decrease in net assets resulting from distributions	(0.26)
Net asset value, end of year/period	$10.21

Shares outstanding, end of year/period	6,040,715
Weighted average Shares outstanding	6,025,475
Total return	2.2%

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Ratio/Supplemental Data:
Net assets, end of year/period	$61,697	$57,646
Ratio of total expenses to average net assets	21.4%	8.6%
Ratio of net investment income to average net assets	9.0%	9.1%
Ratio of interest and credit facility expenses to average net assets(2)	8.5%	2.8%
Portfolio turnover rate(1)	5.6%	4.2%
Asset coverage ratio (2)	189.7%	545.0%

(1)Portfolio turnover rate is calculated using the lesser of year-to-date cash sales/repayments or year-to-date cash purchases over the average of the total investments at fair value.
(2)The calculation is based on outstanding debt of $68.0 million and $12.8 million as of March 31, 2026 and March 31, 2025, respectively.

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

For the three months ended March 31, 2026, the base management fee totaled $0.6 million. As of March 31, 2026, $0.6 million remained payable. These amounts exclude base management fees payable under the Initial Advisory Agreement, as described below.

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

For the three months ended March 31, 2026, incentive fees based on income totaled $0.4 million. As of March 31, 2026, $0.4 million remained payable. These amounts exclude incentive fees payable under the Initial Advisory Agreement, as described below.

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

For the three months ended March 31, 2026, the Fund did not record an accrual for incentive fees based on capital gains under GAAP. These amounts exclude incentive fees payable under the Initial Advisory Agreement, as described below.

Additionally, the Fund will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Fund were to sell the relevant investment and realize a capital gain. For the three months ended March 31, 2026, such incentive fee totaled $0.1 million, which remained unrealized. This amount excludes incentive fees payable under the Initial Advisory Agreement, as described below.

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
For the three months ended March 31, 2026 and March 31, 2025, the Fund incurred $0.1 million and $0.1 million in Origination Fees, respectively. As of March 31, 2026 and December 31, 2025, there were no unpaid Origination Fees included in accrued expenses and other liabilities in the accompanying Consolidated Statement of Assets and Liabilities.

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
For the three months ended March 31, 2026, the Fund did not incur management fees and incentive fees representing the Income Incentive Fee and Capital Gains Incentive Fee pursuant to the Initial Advisory Agreement. For the three months ended March 31, 2025, the Fund incurred $0.3 million in base management fees and $0.3 million in incentive fees representing the Income Incentive Fee and Capital Gains Incentive Fee pursuant to the Initial Advisory Agreement. As of March 31, 2026 and December 31, 2025, no fees remained unpaid pursuant to the Initial Advisory Agreement.

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

In consideration of the provision of the services under the Administration Agreement, the Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel (including salaries and related payroll expenses) and facilities under the Administration Agreement. Payments under the Administration Agreement are equal to an amount based upon the Fund’s allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Fund’s allocable portion of the compensation of the Fund’s Chief Financial Officer and Chief Compliance Officer and the Fund’s allocable portion of the compensation of any administrative support staff. The Fund’s allocable portion of such total compensation is based on an allocation of the time spent on the Fund relative to other matters. To the extent the Administrator outsources any of its functions, the Fund pays the fees on a direct basis, without profit to the Administrator. The Administrator has the ability to delegate responsibilities to sub-administrators. The Administrator has delegated certain administration responsibilities to Harmonic Fund Services, a third-party.

For the three months ended March 31, 2026, the Fund was charged a total of $0.1 million in administration fees pursuant to the Administration Agreement, consisting of less than $0.1 million for services provided by the Administrator and less than $0.1 million for services provided by Harmonic Fund Services, all of which was payable as of March 31, 2026.

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
For the three months ended March 31, 2026, the Fund did not incur administration fees pursuant to the Initial Administration Agreement. For the three months ended March 31, 2025, the Fund was charged less than $0.1 million in administration fees pursuant to the Initial Administration Agreement, consisting of $0.0 million and less than $0.1 million, relating to services provided by the Initial Administrator and Harmonic Fund Services, respectively. As of March 31, 2026 and December 31, 2025, no fees remained unpaid pursuant to the Initial Administration Agreement.
Due from Affiliate
As of March 31, 2026 and December 31, 2025, the Fund’s “Due from affiliates” balance of less than $0.1 million and $1.3 million, respectively, as reflected on Consolidated Statements as Assets and Liabilities, consisted of a net amount receivable from the Sub-Adviser related to a trade settlements and is expected to be paid in the normal course of business.
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

Co-Investments

The Fund and certain affiliates have received an exemptive relief order (the “Order”) from the SEC that permits the Fund to participate in certain negotiated co-investments alongside certain affiliates, including Trinity Capital Inc. or other funds or accounts managed by the Sub-Adviser (or any future investment adviser that controls, is controlled by or is under common control with the Sub-Adviser), in a manner consistent with the Fund’s investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, and subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of the Fund’s participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board’s eligible trustees to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.

The Fund may co-invest on a concurrent basis with other accounts managed by certain affiliates of the Adviser and/or Sub-Adviser, subject to compliance with applicable regulations and regulatory guidance.

Note 12. Segment Reporting
The Fund has determined that it has a single operating segment in accordance with Topic 280, Segment Reporting (“ASC 280”). The Fund’s Chief Operating Decision Maker (“CODM”) is comprised of each of the Fund’s Chief Executive Officers, the Chief Financial Officer and the Chief Operating Officer. While the Fund derives income and capital appreciation by providing debt to growth-oriented companies across various industries, the Fund and the CODM evaluate and monitor performance of the business on a consolidated basis. Further, each investment is evaluated and managed using similar processes and shared operations support functions such as deal origination, underwriting, loan servicing in addition to the administrative functions of human resources, legal, finance and information technology. The accounting policies of the segment align with those outlined in “Note 2 – Summary of Significant Accounting Policies” included in the notes of the consolidated financial statements.

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

Private Offering

On April 1, 2026, the Fund issued and sold 29,670 of its common shares of beneficial interest at a weighted-average offering price of $10.95 per share, resulting in net proceeds to the Fund of $0.3 million.

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
Portfolio Composition and Investment Activity
Portfolio Composition
As of March 31, 2026 our investment portfolio had an aggregate fair value of approximately $131.4 million and was comprised of approximately $98.2 million in secured loans, $28.9 million in equipment financings, and $4.3 million in equity and warrants, across 71 portfolio companies. As of December 31, 2025, our investment portfolio had an aggregate fair value of approximately $123.1 million and was comprised of approximately $90.1 million in secured loans, $29.3 million in equipment financings, and $3.7 million in equity and warrants, across 66 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Type	Cost	Fair Value	Cost	Fair Value
Secured Loans	75.3%	74.8%	73.5%	73.2%
Equipment Financings	22.4%	22.0%	24.2%	23.8%
Warrants	2.0%	2.7%	2.0%	2.6%
Equity	0.3%	0.5%	0.3%	0.4%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of March 31, 2026 and December 31, 2025. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	March 31, 2026		December 31, 2025
Geographic Region	Cost	Fair Value	Cost	Fair Value
United States
West	31.5%	31.9%	33.5%	33.9%
Northeast	30.6%	30.4%	32.3%	32.0%
South	9.3%	9.3%	10.4%	10.4%
Mountain	8.8%	8.8%	7.2%	7.2%
Midwest	7.5%	7.4%	5.9%	5.8%
Southeast	6.1%	6.0%	3.9%	3.9%
International:
Canada	2.7%	2.7%	3.1%	3.1%
Western Europe	3.5%	3.5%	3.7%	3.7%
Total	100.0%	100.0%	100.0%	100.0%
Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Industry	Cost	Fair Value	Cost	Fair Value
Medical Devices	16.5%	16.2%	13.2%	13.1%
Finance and Insurance	13.9%	13.7%	14.8%	14.6%
SaaS	10.6%	10.4%	10.9%	10.8%
Artificial Intelligence & Automation	10.3%	10.2%	12.0%	12.0%
Space Technology	10.2%	11.1%	10.4%	11.0%
Energy and Resource Technology	9.0%	8.9%	8.5%	8.4%
Healthcare Technology	6.6%	6.5%	7.0%	7.0%
Marketing, Media, and Entertainment	6.4%	6.2%	5.9%	5.7%
Other Healthcare Services	5.1%	5.1%	4.9%	4.9%
Connectivity	3.2%	3.2%	4.5%	4.5%
Biotechnology	2.7%	2.7%	2.9%	2.9%
Consumer Products & Services	2.4%	2.8%	2.7%	2.8%
Diagnostics & Tools	2.4%	2.4%	1.5%	1.5%
Food and Agriculture Technologies	0.4%	0.4%	0.5%	0.5%
Transportation Technology	0.3%	0.2%	0.3%	0.3%
Total	100.0%	100.0%	100.0%	100.0%
As of both March 31, 2026 and December 31, 2025, the debt, including loans and equipment financings, in our portfolio had an average time to maturity of approximately 3.2 years and 3.3 years, respectively. Additional information regarding our portfolio is set forth in the Consolidated Schedule of Investments and the related notes thereto included with this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk
Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.
As of March 31, 2026 and December 31, 2025, the Fund’s ten largest portfolio companies represented approximately 30.2% and 33.1%, respectively, of the total fair value of the Fund’s investments in portfolio companies. As of both March 31, 2026 and December 31, 2025, the Fund had thirteen and twelve portfolio companies that represented 5% or more of the Fund’s net assets, respectively.
Investment Activity
During the three months ended March 31, 2026, we invested approximately $10.0 million in 6 new portfolio companies and approximately $4.6 million in 10 existing portfolio companies, excluding deferred fees. During the three months ended March 31, 2026, we received an aggregate of $7.2 million in proceeds from repayments and sales of our investments, including proceeds of approximately $4.2 million from early repayments on our debt investments, $3.0 million from scheduled/amortizing debt payments, and $0.0 million from warrant and equity exits.
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
The following table provides a summary of the changes in the investment portfolio for the three months ended March 31, 2026 and the year ended December 31, 2025 (in thousands):

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Beginning Portfolio, at fair value	$123,127	$66,886
Purchases, net of deferred fees	14,633	75,036
Proceeds received from sales and paydowns	(7,162)	(23,070)
Accretion of OID, EOT, and PIK payments	747	1,828
Net realized gain/(loss)	16	933
Net change in unrealized appreciation/(depreciation)	(8)	1,514
Ending Portfolio, at fair value	$131,353	$123,127
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
The following table shows the distribution of our secured loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of March 31, 2026 and December 31, 2025 (dollars in thousands):

		March 31, 2026		December 31, 2025
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$3,487	2.7%	$3,693	3.1%
3.0 - 3.9	Strong Performance	43,650	34.4%	39,410	33.0%
2.0 - 2.9	Performing	79,935	62.9%	76,290	63.9%
1.6 - 1.9	Watch	—	—%	—	—%
1.0 - 1.5	Default/Workout	—	—%	—	—%
Total Debt Investments		$127,072	100.0%	$119,393	100.0%
As of March 31, 2026 and December 31, 2025, our debt investments had a weighted average risk rating score of 2.9 and 2.9, respectively.
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
As of March 31, 2026 and December 31, 2025 no loans or equipment financings loans were on non-accrual status.

Results of Operations
The following discussion and analysis of our results of operations encompasses our consolidated results for the three and three months ended March 31, 2026 and March 31, 2025.
Investment Income
The following table sets forth the components of investment income (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Stated interest income	$3,610	$2,162
Amortization of OID and EOT	730	309
Prepayment penalty and related fees	226	—
Other fee income	62	23
Total investment income	$4,628	$2,494
For the three months ended March 31, 2026, total investment income was approximately $4.6 million, respectively, which represents an approximate effective yield of 14.6% on the average investments during the year. For the three months ended March 31, 2025, total investment income was approximately $2.5 million, which represents an approximate effective yield of 14.5% on the average investments during the year. The increase in investment income for the three months ended March 31, 2026 was due to increases in each underlying component of investment income. Stated interest income and amortization of OID and EOT increased due to a higher principal value of income producing debt investments. Prepayment penalty and related fee income increased due to a higher volume of early repayments. Other fee income increased as a result of portfolio activity.
Net Operating Expenses
Our operating expenses are comprised of interest and fees on our borrowings, management fees and incentive fees, professional fees, general and administrative expenses. Our operating expenses totaled approximately $3.3 million for the three months ended March 31, 2026. For the three months ended March 31, 2025, our operating expenses totaled approximately $1.2 million. The increase in our operating expenses for the three months ended March 31, 2026 is discussed with respect to each component of such expenses below.
Interest Expense and Other Debt Financing Costs
Our interest expense and other debt financing costs are primarily comprised of interest and fees related to secured borrowings under the KeyBank Credit Agreement and 2028 Series A Notes. Interest expense and other debt financing costs on our borrowings totaled approximately $1.3 million and $0.4 million, respectively, for the three months ended March 31, 2026 and March 31, 2025. Our weighted average effective interest rate, comprised of interest and amortization of fees and discount, was approximately 7.9% and 12.8%, respectively, for the three months ended March 31, 2026 and March 31, 2025. The increase in interest expense for the three months ended March 31, 2026 was primarily due to increased borrowings under the KeyBank Credit Facility and the incurrence of additional indebtedness under the 2028 Series A Notes.

Management Fees and Incentive Fees
Base management fees for the three months ended March 31, 2026 and March 31, 2025 totaled approximately $0.6 million and $0.3 million, respectively. Incentive fees for the three months ended March 31, 2026 and March 31, 2025 totaled approximately $0.5 million and $0.4 million, respectively. The increase in base management fees for the three months ended March 31, 2026 was due to an increase in managed assets. The increase in incentive fees for the three months ended March 31, 2026 was primarily driven by higher pre-incentive fee net investment income and an increase in unrealized capital appreciation.

Professional Fees Expenses
Professional fees expenses, consisting of legal fees, accounting fees and third-party valuation fees, totaled approximately $0.5 million and $0.1 million, respectively, for the three months ended March 31, 2026 and March 31, 2025. The increase in professional fees for the three months ended March 31, 2026 was driven by increases in legal, administrative, audit and valuation expenses.
Administrative Services Expenses and General and Administrative Expenses
Administrative services expenses primarily consists of administrative fees and general and administrative expenses include insurance premiums, rent, state taxes and various other expenses related to our ongoing operations. Our administrative services expenses and general and administrative expenses totaled approximately $0.4 million and $0.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively.These amounts are presented within professional fees on the Consolidated Statements of Operations. The increase in administrative services expenses and general and administrative expenses for the three months ended March 31, 2026 was primarily due to increases in administrative services expenses.
Net Investment Income
For the three months ended March 31, 2026, we recognized approximately $4.6 million in total investment income as compared to approximately $3.3 million in total expenses, resulting in net investment income of approximately $1.4 million. For the three months ended March 31, 2025, we recognized approximately $2.5 million in total investment income as compared to approximately $1.2 million in total expenses, resulting in net investment income of approximately $1.3 million.
Net Realized Gains and Losses
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period.
The net realized gains (losses) from the sales, repayments, or exits of investments for the three months ended March 31, 2026 were comprised of the following (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net realized gain/(loss) on investments:
Gross realized gains	$16	$—
Gross realized losses	—	—
Total net realized gains/(losses) on investments	$16	$—
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

Net unrealized appreciation and depreciation on investments for the three months ended March 31, 2026 and March 31, 2025 is comprised of the following (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Gross unrealized appreciation	$1,075	$329
Gross unrealized depreciation	(1,068)	(268)
Net unrealized appreciation/(depreciation) reclassified related to net realized gains or losses	(15)	—
Total net unrealized gains/(losses) on investments	$(8)	$61
During the three months ended March 31, 2026, our net unrealized depreciation totaled approximately less than $0.1 million, which included net unrealized depreciation of $0.5 million from our debt investments plus net unrealized appreciation of $0.5 million from our warrant and equity investments.
During the three months ended March 31, 2025, our net unrealized appreciation totaled approximately less than $0.1 million, which included net unrealized appreciation of less than $500,000.0 million from our debt investments and $0.0 million from our warrant and equity investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
Net increase in net assets resulting from operations during the three months ended March 31, 2026 and March 31, 2025, totaled approximately $1.4 million and $1.3 million, respectively.
Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share
For the three months ended March 31, 2026, basic and diluted net increase in net assets per common share was $0.23.
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
During the three months ended March 31, 2026, we experienced a net decrease in cash and cash equivalents in the amount of less than $0.1 million, which is the net result of $5.0 million of cash provided by financing activities, offset by $5.0 million of cash used in operating activities.

During the three months ended March 31, 2025, we experienced a net decrease in cash and cash equivalents in the amount of $1.7 million, which is the net result of $0.4 million of cash provided by financing activities, offset by $2.1 million of cash used in operating activities.
As of March 31, 2026 and March 31, 2025, we had cash and cash equivalents of $0.6 million and $0.6 million, respectively. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Fund’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.
As of March 31, 2026 and December 31, 2025 we had approximately $17.0 million and $23.3 million, respectively, of available borrowings under the KeyBank Credit Agreement, subject to its terms and regulatory requirements. Cash and cash equivalents, taken together with available borrowings under the KeyBank Credit Agreement, as of March 31, 2026, are expected to be sufficient for our investing activities and to conduct our operations in the near term and long term.
Refer to “Note 5 – Borrowings” in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information, including a discussion of our borrowings.
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

As of March 31, 2026, our asset coverage ratio was approximately 189.7% and our asset coverage ratio per unit was approximately $1.9. As of December 31, 2025, our asset coverage ratio was approximately 198.5% and our asset coverage ratio per unit was $2.0.

Commitments
Our commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to our portfolio companies. A portion of these unfunded contractual commitments as of March 31, 2026 and December 31, 2025 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, our credit agreements with our portfolio companies generally contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Fund. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, our disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. We will fund future unfunded commitments from the same sources we use to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the KeyBank Credit Agreement).
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

Contractual Obligations
A summary of our contractual payment obligations as of March 31, 2026, is as follows (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
KeyBank Credit Facility	$—	$—	$43,000	$—	$43,000
2028 Series A Notes	$—	$25,000	$—	$—	$25,000
Total Contractual Obligations	$—	$25,000	$43,000	$—	$68,000
Recent Developments

On April 1, 2026, the Fund issued and sold 29,670 of its shares, for aggregate proceeds to the Fund of $0.3 million.

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

As of March 31, 2026 approximately 77.2% of our debt investments based on outstanding principal balance represented floating-rate investments based on U.S. Prime Rate (“Prime”) or Secured Overnight Financing Rate (“SOFR”), and approximately 22.8% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the KeyBank Credit Agreement bear interest at a rate equal to SOFR plus an applicable spread.
Based on our Consolidated Statements of Operations as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime Rate on our debt investments (considering interest rate floors for floating-rate instruments) and the hypothetical base rate changes in the SOFR on our KeyBank Credit Agreement, assuming that there are no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$2,585	$(1,101)	$1,484
Up 200 basis points	$1,724	$(734)	$990
Up 100 basis points	$720	$(367)	$353
Down 100 basis points	$(33)	$367	$334
Down 200 basis points	$—	$734	$734
Down 300 basis points	$—	$1,101	$1,101
Currency Risk
Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of March 31, 2026, we had three foreign domiciled portfolio companies. Our exposure to currency risk related to these debt investments is minimal as payments from such portfolio companies are primarily received in U.S. dollars. No other investments as of March 31, 2026 were subject to currency risk.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Private Offering

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

The following summarizes the total shares issued and proceeds received related to subscriptions for the Private Offering in the fiscal quarter ended March 31, 2026:

•On March 2, 2026, the Fund issued and sold 22,860 of shares for aggregate proceeds of approximately $0.2 million.

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

During the three months ended March 31, 2026, we did not repurchase any of our shares.

Distribution Reinvestment Plan

During the three months ended March 31, 2026, no shares were issued pursuant to the Fund's distribution reinvestment plan,

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of the Fund’s trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Fund shares that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY

Dated: May 15, 2026	By:	/s/ Thomas Majewski
Thomas Majewski
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Dated: May 15, 2026	By:	/s/ Kyle Brown
Kyle Brown
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Dated: May 15, 2026	By:	/s/ Kenneth P. Onorio
Kenneth P. Onorio
Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)