Form 10-Q
period 2026-06-30
Eagle Point Trinity Senior Secured Lending Co
filed 2026-08-14
CIK 2027033

-----------------------------------------------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2026, the registrant had 6,107,167 shares of beneficial interest outstanding.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $137,932 and $121,142, respectively)	$139,972	$123,127
Cash and cash equivalents	2,553	576
Interest receivable	1,199	1,099
Deferred credit facility costs	679	390
Due from affiliates	3	1,274
Other assets	339	307
Total assets	$144,745	$126,773

LIABILITIES
KeyBank Credit Facility	$52,600	$36,700
2028 Series A Notes, net of $330 and $425, respectively, of unamortized deferred financing costs	24,670	24,575
Management fees payable	599	532
Incentive fees payable	430	153
Contingent incentive fees payable	676	484
Interest payable	1,014	974
Security deposits	227	248
Directors' fees payable	275	—
Accrued expenses and other liabilities	1,688	1,508
Total liabilities	$82,179	$65,174

Commitments and contingencies (Note 6)	—	—

NET ASSETS
Common shares of beneficial interest, unlimited shares authorized (6,107,167 and 6,017,855 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	—	—
Paid-in capital in excess of par	61,805	60,896
Distributable earnings	761	703
Total net assets	62,566	61,599
Total liabilities and net assets	$144,745	$126,773
NET ASSET VALUE PER SHARE	$10.24	$10.24
See accompanying notes to unaudited consolidated financial statements.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Statements of Operations
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30, 2026 (Unaudited)	Three Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2026 (Unaudited)	Six Months Ended June 30, 2025 (Unaudited)
INVESTMENT INCOME:
Interest income from non-controlled/non-affiliated investments	$4,533	$2,670	$8,873	$5,141
Fee income from non-controlled/non-affiliated investments	274	71	562	93
Total investment income	4,807	2,741	9,435	5,234

EXPENSES:
Origination fees	152	148	302	209
Management fees	598	337	1,158	643
Incentive fees	430	189	807	515
Contingent incentive fees	66	96	191	122
Organizational costs	—	55	—	55
Offering Fees	46	—	207	—
Professional fees	444	170	900	219
Directors' fees	56	—	107	—
Interest expense and other debt financing costs	1,320	486	2,606	877
Other expenses	32	258	119	312
Total expenses	3,144	1,739	6,397	2,952

NET INVESTMENT INCOME	1,663	1,002	3,038	2,282

NET REALIZED GAIN/(LOSS) FROM INVESTMENTS:
Non-controlled/non-affiliated investments	—	290	16	290
Net realized gain/(loss) from investments	—	290	16	290

NET CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) FROM INVESTMENTS
Non-controlled/non-affiliated investments	63	258	55	319
Net change in unrealized appreciation/(depreciation) from investments	63	258	55	319

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,726	$1,550	$3,109	$2,891

NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE - BASIC AND DILUTED	$0.28	$—	$0.51	$—

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	6,082,510	—	6,054,150	—
See accompanying notes to unaudited consolidated financial statements.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Statements of Changes in Net Assets
(In thousands, except share and per share data)
(Unaudited)
Three Months Ended June 30, 2026:

				Distributable Earnings /
	Common Shares		Paid In	(Accumulated	Total
	Shares	Par Value	Capital	Deficit)	Net Assets
Balance as of March 31, 2026	6,040,715	$—	$61,129	$568	$61,697
Capital contributions	66,452	—	676	—	676
Distributions	—	—	—	(1,533)	(1,533)
Net investment income	—	—	—	1,663	1,663
Net realized gain/(loss) on investments	—	—	—	—	—
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	63	63
Balance as of June 30, 2026	6,107,167	$—	$61,805	$761	$62,566

Three Months Ended June 30, 2025:

					Distributable Earnings /
	Members'	Common Shares		Paid In	(Accumulated	Total
	Interest	Shares	Par Value	Capital	Deficit)	Net Assets
Balance as of March 31, 2025	$57,646	—	$—	$—	$—	$57,646
Capital contributions	—	—	—	—	—	—
Distributions	—	—	—	—	—	—
Net investment income	1,002	—	—	—	—	1,002
Net realized gain/(loss) on investments	290	—	—	—	—	290
Net change in unrealized appreciation/(depreciation) on investments	258	—	—	—	—	258
Balance as of June 30, 2025	59,196	—	$—	$—	$—	$59,196

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Statements of Changes in Net Assets
(In thousands, except share and per share data)
(Unaudited)
Six Months Ended June 30, 2026

				Distributable Earnings /
	Common Shares		Paid In	(Accumulated	Total
	Shares	Par Value	Capital	Deficit)	Net Assets
Balance as of December 31, 2025	6,017,855	$—	$60,896	$703	$61,599
Capital contributions	89,312	—	909	—	909
Distributions	—	—	—	(3,051)	(3,051)
Net investment income	—	—	—	3,038	3,038
Net realized gain/(loss) on investments	—	—	—	16	16
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	55	55
Balance as of June 30, 2026	6,107,167	$—	$61,805	$761	$62,566

Six Months Ended June 30, 2025

					Distributable Earnings /
	Members'	Common Shares		Paid In	(Accumulated	Total
	Interest	Shares	Par Value	Capital	Deficit)	Net Assets
Balance as of December 31, 2024	$56,305	—	$—			$56,305
Capital contributions		—	—	—	—	—
Distributions		—	—	—	—	—
Net investment income	2,282	—	—	—	—	2,282
Net realized gain/(loss) on investments	290	—	—	—	—	290
Net change in unrealized appreciation/(depreciation) on investments	319	—	—	—	—	319
Balance as of June 30, 2025	59,196	—	$—	$—	$—	$59,196
See accompanying notes to unaudited consolidated financial statements.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash flows provided by/(used in) operating activities:
Net increase/(decrease) in net assets resulting from operations	$3,109	$2,891
Adjustments to reconcile net increase/(decrease) in net assets resulting from operation to net cash provided by/(used in) operating activities:
Net unrealized (appreciation)/depreciation from investments	(55)	(319)
Net realized (gain)/loss from investments	(16)	(290)
Accretion of original issue discounts and end of term payments on investments	(1,534)	(613)
Amortization of deferred debt financing costs	222	214
Purchases of investments, net of deferred fees	(28,207)	(23,077)
Interest received in-kind	(38)	(38)
Proceeds from the sale and paydowns of investments	13,004	8,355
Change in operating assets and liabilities
(Increase)/Decrease in due from affiliates	1,271	—
Increase/(Decrease) in interest receivable and other assets	(132)	(20)
Increase/(Decrease) in security deposits	(21)	5
Increase/(Decrease) in directors fees payable	275	—
Increase/(Decrease) in accrued expenses and other liabilities	180	103
Increase/(Decrease) in management fees payable, incentive fees payable, and interest payable	576	155
Net cash provided by/(used in) operating activities	(11,366)	(12,634)

Cash flows provided by/(used in) financing activities
Capital contributions	909	—
Distributions	(3,051)	—
Borrowings under Credit Facility	35,300	16,700
Repayments under Credit Facility	(19,400)	(5,500)
Deferred credit facility costs paid	(415)	—
Net cash provided by/(used in) financing activities	13,343	11,200

Net increase/(decrease) in cash and cash equivalents	1,977	(1,434)
Cash and cash equivalents at beginning of period	576	2,239
Cash and cash equivalents at end of period	$2,553	$805

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$2,326	$536
See accompanying notes to unaudited consolidated financial statements.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
June 30, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States
AI Automation & Infrastructure
Augmented Reality Concepts, Inc.	Secured Loan	November 19, 2024	June 18, 2029	Variable interest rate SOFR 3 Month Term +7.3% EOT 0.0%	$1,227	$1,225	$1,214	(6)

Cirrascale Cloud Services, LLC	Equipment Financing	November 19, 2024	April 1, 2027	Fixed interest rate 10.2%; EOT 5.0%	$248	$315	$313
	Equipment Financing	November 19, 2024	September 1, 2026	Fixed interest rate 12.7%; EOT 4.0%	131	192	192
Total Cirrascale Cloud Services, LLC					$379	$507	$505

D-Wave Quantum Inc.	Equipment Financing	August 1, 2025	September 1, 2028	Fixed interest rate 10.8%; EOT 4.0%	$45	$45	$46

Path Robotics, Inc.	Secured Loan	April 28, 2026	May 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 10.8%; EOT 2.8%	$1,628	$1,555	$1,554	(6)

Sortera Technologies, Inc.	Equipment Financing	February 11, 2025	March 1, 2028	Fixed interest rate 12.5%; EOT 4.0%	$862	$876	$885

Swimlane, Inc.	Secured Loan	May 28, 2025	June 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 2.3%	$3,600	$3,564	$3,495	(6)

Together Computer, Inc.	Equipment Financing	June 29, 2026	July 1, 2029	Fixed interest rate 11.0%; EOT 4.5%	$1,528	$1,520	$1,520

Tquila Automation, Inc	Secured Loan	July 2, 2025	August 1, 2030	Variable interest rate Prime + 5.0% or Floor rate 12.3%; EOT 3.0%	$900	$896	$908	(6)

Uniphore Technologies Inc.	Secured Loan	September 30, 2025	October 1, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.0%	$4,000	$3,931	$3,919	(6)
	Secured Loan	October 2, 2025	October 1, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.0%	1,500	1,478	1,471	(6)
Total Uniphore Technologies Inc.					$5,500	$5,409	$5,390

Sub-Total: AI Automation & Infrastructure (24.8%)*					$15,669	$15,597	$15,517

Biotechnology
Candel Therapeutics, Inc.	Secured Loan	October 14, 2025	October 1, 2030	Variable interest rate Prime + 3.0% or Floor rate 9.8%; EOT 4.3%	$1,500	$1,465	$1,473	(6)

Taysha Gene Therapies, Inc.	Secured Loan	August 7, 2025	September 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 5.0%	$2,000	$2,015	$2,060	(6)

Sub-Total: Biotechnology (5.6%)*					$3,500	$3,480	$3,533

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
June 30, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Connectivity
AST & Science, LLC	Equipment Financing	June 27, 2025	July 1, 2030	Fixed interest rate 12.4%; EOT 9.0%	$2,164	$2,230	$2,256
	Equipment Financing	June 30, 2025	July 1, 2030	Fixed interest rate 12.5%; EOT 9.0%	352	363	367
	Equipment Financing	September 26, 2025	October 1, 2030	Fixed interest rate 12.4%; EOT 9.0%	791	807	816
	Equipment Financing	December 23, 2025	January 1, 2031	Fixed interest rate 12.4%; EOT 9.0%	496	501	503
Total AST & Science, LLC					$3,803	$3,901	$3,942

Sub-Total: Connectivity (6.3%)*					$3,803	$3,901	$3,942

Consumer Products & Services
Bobbie Baby, Inc.	Equipment Financing	September 12, 2025	October 1, 2028	Fixed interest rate 11.6%; EOT 3.0%	$1,635	$1,640	$1,666

Ogee, Inc.	Secured Loan	November 25, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	$300	$309	$305	(6)
	Secured Loan	November 25, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	300	309	305	(6)
	Secured Loan	November 25, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	300	307	305	(6)
	Secured Loan	July 18, 2025	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	300	290	305	(6)
Total Ogee, Inc.					$1,200	$1,215	$1,220

Sub-Total: Consumer Products & Services (4.6%)*					$2,835	$2,855	$2,886

Diagnostics & Tools
Artera, Inc.	Secured Loan	March 13, 2026	February 1, 2031	Variable interest rate Prime + 4.0% or Floor rate 10.0%; EOT 4.5%	$1,350	$1,337	$1,348	(6)

Rapid Micro Biosystems, Inc.	Secured Loan	August 8, 2025	September 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$1,800	$1,766	$1,788	(6)

Sub-Total: Diagnostics & Tools (5.0%)*					$3,150	$3,103	$3,136

Finance and Insurance
Beam Technologies, Inc.	Secured Loan	November 19, 2024	October 1, 2029	Variable interest rate Prime + 2.8% or Floor rate 11.0%+PIK Fixed Interest Rate 1.5%; EOT 2.0%	$2,281	$2,365	$2,296	(6) (7)
	Secured Loan	June 25, 2025	October 1, 2029	Variable interest rate Prime + 2.8% or Floor rate 11.0%+PIK Fixed Interest Rate 1.5%; EOT 2.0%	183	186	184	(6) (7)
	Secured Loan	August 7, 2025	December 31, 2029	Fixed interest rate 0.0%; EOT 0.0%	30	30	21	(8)
Total Beam Technologies, Inc.					$2,494	$2,581	$2,501

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
June 30, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Centivo Corporation	Secured Loan	November 19, 2024	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	$510	$509	$516	(6) (7)
	Secured Loan	December 20, 2024	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	507	496	500	(6) (7)
	Secured Loan	February 3, 2025	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	507	497	501	(6) (7)
	Secured Loan	May 20, 2025	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	1,010	989	998	(6) (7)
	Secured Loan	June 13, 2025	August 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 11.3%+PIK Fixed Interest Rate 1.0%; EOT 2.0%	505	494	498	(6) (7)
Total Centivo Corporation					$3,039	$2,985	$3,013

Cherry Technologies, Inc.	Secured Loan	June 28, 2024	April 1, 2030	Variable interest rate Prime + 2.5% or Floor rate 9.5%; EOT 2.0%	$265	$276	$273	(6)
	Secured Loan	July 31, 2024	April 1, 2030	Variable interest rate Prime + 2.5% or Floor rate 9.5%; EOT 2.0%	265	276	273	(6)
Total Cherry Technologies, Inc.					$530	$552	$546

Tilt Finance, Inc (dba Empower Financial, Inc.)	Secured Loan	June 25, 2026	May 1, 2028	Variable interest rate Prime + 4.8% or Floor rate 11.5%; EOT 3.8%	$1,880	$1,922	$1,905	(6)

Kard Financial, Inc.	Secured Loan	September 10, 2025	October 1, 2030	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.9%	$980	$962	$991	(6)
	Secured Loan	May 28, 2026	October 1, 2030	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.9%	280	264	264
Total Kard Financial, Inc.					$1,260	$1,226	$1,255

One Million Metrics (dba Kinetic)	Secured Loan	August 25, 2025	September 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 3.0%	$1,050	$1,032	$1,064	(6)

Lendflow, Inc.	Secured Loan	April 24, 2025	May 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 2.7%	$960	$955	$977	(6)
	Secured Loan	December 15, 2025	May 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 12.0%; EOT 2.7%	480	474	478	(6)
Total Lendflow, Inc.					$1,440	$1,429	$1,455

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
June 30, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
PatientFi, Inc.	Secured Loan	March 14, 2025	April 1, 2030	Variable interest rate Prime + 3.5% or Floor rate 10.5%; EOT 2.5%	$1,800	$1,793	$1,769	(6)
	Secured Loan	December 16, 2025	April 1, 2030	Variable interest rate Prime + 3.5% or Floor rate 10.5%; EOT 2.5%	1,800	1,767	1,739	(6)
Total PatientFi, Inc.					$3,600	$3,560	$3,508

Wisetack, Inc.	Secured Loan	November 14, 2024	December 1, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.5%	$900	$899	$919	(6)
	Secured Loan	December 9, 2025	September 22, 2027	Fixed interest rate 6.0%; EOT 0.0%	30	30	31	(6)(8)
Total Wisetack, Inc.					$930	$929	$950

Sub-Total: Finance and Insurance (25.9%)*					$16,223	$16,216	$16,197

Food and Agriculture Technologies
DrinkPak, LLC	Equipment Financing	June 28, 2024	September 1, 2026	Fixed interest rate 12.9%; EOT 7.0%	$107	$254	$252	(8)

Sub-Total: Food and Agriculture Technologies (0.4%)*					$107	$254	$252

Energy and Resource Technology
Commonwealth Fusion Systems, LLC	Equipment Financing	November 19, 2024	July 1, 2030	Fixed interest rate 13.2%; EOT 10.0%	$2,730	$2,949	$2,965
	Equipment Financing	June 28, 2024	July 1, 2030	Fixed interest rate 13.0%; EOT 10.0%	943	1,054	1,048
	Equipment Financing	January 14, 2025	July 1, 2029	Fixed interest rate 11.2%; EOT 6.0%	139	145	146
	Equipment Financing	December 24, 2025	December 1, 2030	Fixed interest rate 11.4%; EOT 6.0%	1,160	1,167	1,172
Total Commonwealth Fusion Systems, LLC					$4,972	$5,315	$5,331

Electric Hydrogen Co.	Equipment Financing	June 28, 2024	January 1, 2029	Fixed interest rate 12.6%; EOT 15.0%	$774	$935	$904
	Equipment Financing	November 19, 2024	January 1, 2029	Fixed interest rate 12.6%; EOT 15.0%	636	742	727
	Equipment Financing	November 19, 2024	October 1, 2028	Fixed interest rate 12.5%; EOT 15.0%	374	434	426
	Equipment Financing	November 14, 2024	December 1, 2028	Fixed interest rate 11.9%; EOT 15.0%	91	104	102
	Equipment Financing	March 31, 2026	April 1, 2030	Fixed interest rate 12.2%; EOT 10.0%	83	83	83
	Secured Loan	April 30, 2026	April 30, 2027	Fixed interest rate 8.0%; EOT 0.0%	7	7	7	(8)
Total Electric Hydrogen Co.					$1,965	$2,305	$2,249

Form Energy, Inc.	Equipment Financing	November 19, 2024	November 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$1,172	$1,217	$1,221
	Equipment Financing	December 12, 2024	January 1, 2028	Fixed interest rate 12.5%; EOT 3.0%	327	336	337
Total Form Energy, Inc.					$1,499	$1,553	$1,558

Luxwall, Inc	Equipment Financing	June 4, 2026	December 1, 2028	Fixed interest rate 10.1%; EOT 3.5%	$2,200	$2,177	$2,177

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
June 30, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Torus Inc.	Equipment Financing	February 17, 2026	August 1, 2029	Fixed interest rate 11.9%; EOT 5.0%	$1,704	$1,718	$1,731
	Equipment Financing	May 1, 2026	December 1, 2029	Fixed interest rate 11.5%; EOT 5.0%	161	162	162
	Equipment Financing	June 18, 2026	January 1, 2030	Fixed interest rate 11.9%; EOT 5.0%	264	264	264
Total Torus Inc.					$2,129	$2,144	$2,157

Sub-Total: Energy & Resource Technology (21.5%)*					$12,765	$13,494	$13,472

Healthcare Technology
B.Well Connected Health, Inc.	Secured Loan	April 10, 2025	May 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 3.0%	$1,800	$1,794	$1,787	(6)
	Secured Loan	October 29, 2025	May 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 3.0%	720	713	709	(6)
	Secured Loan	May 29, 2026	May 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 3.0%	720	707	707	(6)
Total B.Well Connected Health, Inc.					$3,240	$3,214	$3,203

Paytient Technologies, Inc.	Secured Loan	May 27, 2025	June 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.8%; EOT 3.0%	$1,250	$1,236	$1,198	(6)
	Secured Loan	October 2, 2025	June 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.8%; EOT 3.0%	1,250	1,251	1,214	(6)
Total Paytient Technologies, Inc.					$2,500	$2,487	$2,412

Pearl Health, Inc.	Secured Loan	June 17, 2026	July 1, 2031	Variable interest rate Prime + 5.3% or Floor rate 12.0%; EOT 2.0%	$2,000	$1,971	$1,971	(6)

PurpleLab, Inc.	Secured Loan	September 24, 2025	October 1, 2030	Variable interest rate Prime + 4.5% or Floor rate 11.5%; EOT 2.0%	$3,500	$3,447	$3,476	(6)

Sub-Total: Healthcare Technology (17.7%)*					$11,240	$11,119	$11,062

Marketing, Media and Entertainment
Angel Studios, Inc.	Secured Loan	September 8, 2025	October 1, 2030	Variable interest rate Prime + 6.0% or Floor rate 13.5%; EOT 2.0%	$1,600	$1,475	$1,512	(6)
	Secured Loan	February 17, 2026	October 1, 2030	Variable interest rate Prime + 6.0% or Floor rate 13.5%; EOT 2.0%	800	784	756	(6)
Total Angel Studios, Inc.					$2,400	$2,259	$2,268

Rarefied Atmosphere, Inc.	Secured Loan	June 26, 2026	June 1, 2031	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 2.0%	$3,763	$3,838	$3,798	(6)

Vox Media Holdings, Inc.	Secured Loan	June 28, 2024	November 1, 2027	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	$1,419	$1,439	$1,405	(6)
	Secured Loan	June 28, 2024	January 1, 2028	Variable interest rate Prime + 6.3% or Floor rate 11.8%; EOT 2.5%	749	758	742	(6)
Total Vox Media Holdings, Inc.					$2,168	$2,197	$2,147

Sub-Total: Marketing, Media and Entertainment (13.1%)*					$8,331	$8,294	$8,213

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
June 30, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Medical Devices
Apiject Holdings, Inc.	Equipment Financing	November 19, 2024	July 1, 2028	Fixed interest rate 10.9%; EOT 7.5%	$809	$904	$812
	Equipment Financing	November 19, 2024	October 1, 2028	Fixed interest rate 11.3%; EOT 7.5%	411	456	410
Total Apiject Holdings, Inc.					$1,220	$1,360	$1,222

Cagent Vascular, Inc.	Secured Loan	January 24, 2025	February 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 3.0%	$1,200	$1,219	$1,228	(6)
	Secured Loan	January 15, 2026	February 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 3.0%	1,200	1,193	1,203	(6)
Total Cagent Vascular, Inc.					$2,400	$2,412	$2,431

Cala Health, Inc.	Secured Loan	February 24, 2026	March 1, 2031	Variable interest rate Prime + 4.5% or Floor rate 8.5%+PIK Fixed Interest Rate 1.5%; EOT 4.5%	$1,044	$1,034	$1,041	(6)(7)

Elucent Medical, Inc.	Secured Loan	June 30, 2026	June 1, 2031	Variable interest rate Prime + 4.0% or Floor rate 10.8%; EOT 3.5%	$1,800	$1,775	$1,775	(6)

Emboline, Inc.	Secured Loan	March 3, 2026	April 1, 2031	Variable interest rate Prime + 4.0% or Floor rate 10.5%; EOT 4.0%	$2,100	$2,078	$2,094	(6)

Iantrek, Inc.	Secured Loan	April 14, 2026	April 14, 2031	Variable interest rate Prime + 3.5% or Floor rate 10.3%; EOT 4.0%	$700	$682	$682

Lightforce Orthodontics, Inc.	Secured Loan	November 19, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	$1,800	$1,809	$1,789	(6)
	Secured Loan	November 19, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	300	301	298	(6)
Total Lightforce Orthodontics, Inc.					$2,100	$2,110	$2,087

Monteris Medical US, Inc.	Secured Loan	March 3, 2026	March 1, 2031	Variable interest rate Prime + 4.3% or Floor rate 11.0%; EOT 4.0%	$2,100	$2,058	$2,106	(6)

Neuros Medical, Inc.	Secured Loan	December 11, 2025	January 1, 2031	Variable interest rate Prime + 3.8% or Floor rate 10.5%; EOT 4.0%	$1,884	$1,891	$1,873	(6)

Okami Medical, Inc.	Secured Loan	June 24, 2025	July 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.5%; EOT 2.0%	$600	$592	$597	(6)

Restor3d, Inc.	Secured Loan	November 19, 2024	July 4, 2028	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.3%	$255	$258	$263	(6)

Vital Connect, Inc.	Secured Loan	November 19, 2024	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	$2,100	$2,119	$2,175	(6)
	Secured Loan	March 21, 2025	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	600	603	619	(6)
	Secured Loan	December 17, 2025	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	600	598	603	(6)
Total Vital Connect, Inc.					$3,300	$3,320	$3,397

Sub-Total: Medical Devices (31.3%)*					$19,503	$19,570	$19,568

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
June 30, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Other Healthcare Services
Cellares Corporation	Secured Loan	November 19, 2024	August 31, 2026	Variable interest rate Prime + 3.3% or Floor rate 11.8%; EOT 4.0%	$3,000	$3,120	$3,120	(6)

LHV Newco LLC	Secured Loan	February 5, 2026	February 1, 2031	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$1,600	$1,592	$1,597	(6)

Sub-Total: Other Healthcare Services (7.5%)*					$4,600	$4,712	$4,717

Software as a Service ("SaaS")
Eyelit Technologies, Inc.	Secured Loan	November 19, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 6.0%; EOT 0.0%	$500	$493	$493	(6) (9)
	Secured Loan	December 27, 2024	November 4, 2029	Variable interest rate SOFR 1 Month Term + 6.0%; EOT 0.0%	880	868	868	(6) (9)
	Secured Loan	June 20, 2025	November 4, 2029	Variable interest rate SOFR 1 Month Term + 6.0%; EOT 0.0%	100	98	99	(6) (9)
	Secured Loan	September 10, 2025	November 4, 2029	Variable interest rate SOFR 1 Month Term + 6.0%; EOT 0.0%	250	246	245	(6) (9)
	Secured Loan	March 2, 2026	November 4, 2029	Variable interest rate SOFR 1 Month Term + 6.0%; EOT 0.0%	120	118	117	(6) (9)
Total Eyelit Technologies, Inc.					$1,850	$1,823	$1,822

Hometown Ticketing, Inc.	Secured Loan	November 25, 2024	November 25, 2029	Variable interest rate SOFR 3 Month Term + 7.7%; EOT 0.0%	$1,566	$1,546	$1,553	(6)
	Secured Loan	June 23, 2026	December 31, 2026	Variable interest rate SOFR 3 Month Term + 7.7%; EOT 0.0%	128	128	128	(6)
Total Hometown Ticketing, Inc.					$1,694	$1,674	$1,681

ServiceTrade, Inc.	Secured Loan	April 17, 2026	August 15, 2029	Variable interest rate SOFR 3 Month Term + 8.0%; EOT 0.0%	$1,210	$1,210	$1,234	(6) (9)
	Secured Loan	April 17, 2026	August 15, 2029	Variable interest rate SOFR 3 Month Term + 4.8%; EOT 0.0%	110	108	108	(6) (9)
	Secured Loan	May 5, 2026	August 15, 2029	Variable interest rate SOFR 3 Month Term + 4.8%; EOT 0.0%	220	217	217	(6) (9)
	Secured Loan	May 29, 2026	August 15, 2029	Variable interest rate SOFR 3 Month Term + 4.8%; EOT 0.0%	220	217	217	(6) (9)
	Secured Loan	June 29, 2026	August 15, 2029	Variable interest rate SOFR 3 Month Term + 4.8%; EOT 0.0%	990	975	975	(6) (9)
Total ServiceTrade, Inc.					$2,750	$2,727	$2,751

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
June 30, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Silk Technologies, Inc.	Secured Loan	November 19, 2024	December 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 1.5%	$1,200	$1,189	$1,200	(6)

SOCI, Inc.	Secured Loan	November 19, 2024	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	$2,270	$2,245	$2,270	(6) (9)
	Secured Loan	December 30, 2024	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	207	204	207	(6) (9)
	Secured Loan	April 23, 2025	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	104	102	104	(6) (9)
	Secured Loan	August 5, 2025	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	109	107	109	(6) (9)
Total SOCI, Inc.					$2,690	$2,658	$2,690

Steno Agency, Inc.	Secured Loan	November 19, 2024	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	$510	$513	$521	(6)
	Secured Loan	January 2, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	600	605	615	(6)
	Secured Loan	May 16, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	600	588	596	(6)
Total Steno Agency					$1,710	$1,706	$1,732

Xytech Systems, LLC	Secured Loan	February 26, 2025	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.3%; EOT 0.0%	$2,400	$2,400	$2,350	(6) (9)
	Secured Loan	July 2, 2025	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.3%; EOT 0.0%	120	118	116	(6) (9)
	Secured Loan	March 3, 2026	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.3%; EOT 0.0%	105	103	102	(6) (9)
Total Xytech Systems, LLC					$2,625	$2,621	$2,568

Sub-Total: Software as a Service ("SaaS") (23.1%)*					$14,519	$14,398	$14,444

Space Technology
Astranis Space Technologies Corp.	Equipment Financing	November 19, 2024	October 1, 2027	Fixed interest rate 12.6%; EOT 4.0%	$128	$134	$134
	Equipment Financing	August 25, 2025	September 1, 2028	Fixed interest rate 11.6%; EOT 4.0%	150	153	155
	Equipment Financing	October 30, 2025	November 1, 2028	Fixed interest rate 11.7%; EOT 4.0%	39	40	40
	Equipment Financing	March 30, 2026	April 1, 2029	Fixed interest rate 11.7%; EOT 4.0%	78	78	79
	Equipment Financing	June 25, 2026	June 1, 2029	Fixed interest rate 11.6%; EOT 4.0%	59	58	58
	Secured Loan	August 25, 2025	August 25, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 4.0%	2,000	1,945	1,996	(6)
Total Astranis Space Technologies Corp.					$2,454	$2,408	$2,462

Hermeus Corporation	Equipment Financing	March 23, 2026	October 1, 2029	Fixed interest rate 11.3%; EOT 4.0%	$1,283	$1,262	$1,271
	Equipment Financing	May 22, 2026	December 1, 2029	Fixed interest rate 11.3%; EOT 4.0%	156	153	153
Total Hermeus Corporation					$1,439	$1,415	$1,424

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
June 30, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Impulse Space, Inc.	Equipment Financing	November 19, 2024	July 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$125	$134	$134
	Equipment Financing	November 19, 2024	October 1, 2027	Fixed interest rate 12.5%; EOT 3.0%	138	144	146
	Equipment Financing	December 27, 2024	January 1, 2028	Fixed interest rate 12.9%; EOT 3.0%	146	149	153
	Equipment Financing	February 12, 2025	March 1, 2028	Fixed interest rate 12.6%; EOT 3.0%	173	177	179
	Equipment Financing	June 25, 2025	July 1, 2028	Fixed interest rate 12.8%; EOT 3.0%	224	226	229
	Equipment Financing	September 25, 2025	October 1, 2028	Fixed interest rate 12.8%; EOT 3.0%	1,112	1,111	1,124
Total Impulse Space, Inc.					$1,918	$1,941	$1,965

Kymeta Corporation	Secured Loan	November 19, 2024	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	$600	$595	$613	(6)
	Secured Loan	June 11, 2025	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	600	603	614	(6)
Total Kymeta Corporation					$1,200	$1,198	$1,227

Slingshot Aerospace, Inc.	Secured Loan	November 19, 2024	August 1, 2029	Variable interest rate Prime + 5.5% or Floor rate 14.0%; EOT 3.0%	$1,800	$1,805	$1,843	(6)

Sub-Total: Space Technology (14.3%)*					$8,811	$8,767	$8,921

Transportation Technology
EH Leasing Company, LLC	Equipment Financing	November 1, 2025	November 1, 2029	Fixed interest rate 14.4%; EOT 18.7%	$294	$338	$286	(8)

Sub-Total: Transportation Technology (0.5%)*					$294	$338	$286

Total Debt Securities - United States (201.6%)*					$125,350	$126,098	$126,146

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
June 30, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - Canada
Space Technology
Earthdaily Constellation Holdings, LP	Equipment Financing	June 10, 2025	January 1, 2029	Fixed interest rate 13.5%; EOT 7.0%	$2,728	$2,787	$2,764
	Equipment Financing	August 28, 2025	March 1, 2029	Fixed interest rate 13.9%; EOT 7.0%	382	386	383
Total Earthdaily Constellation Holdings, LP					$3,110	$3,173	$3,147

Sub-Total: Space Technology (5.0%)*					$3,110	$3,173	$3,147

Total Debt Securities - Canada (5.0%)*					$3,110	$3,173	$3,147
Debt Securities - Europe
Medical Devices
CMR Surgical Limited	Secured Loan	March 24, 2025	April 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$1,875	$1,896	$1,928	(6)
	Secured Loan	December 16, 2025	April 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	750	742	758	(6)
	Secured Loan	June 2, 2026	April 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	750	737	737	(6)
Total CMR Surgical Limited					$3,375	$3,375	$3,423

Sub-Total: Medical Devices (5.5%)*					$3,375	$3,375	$3,423

Other Healthcare Services
Zandivio PLC	Secured Loan	November 19, 2024	May 1, 2029	Variable interest rate Prime + 5.3% or Floor rate 13.8%; EOT 2.5%	$1,759	$1,756	$1,786	(6)

Sub-Total: Other Healthcare Services (2.9%)*					$1,759	$1,756	$1,786

Total: Debt Securities - Europe (8.3%)*					$5,134	$5,131	$5,209

Total Debt Securities (215.0%)*					$133,594	$134,402	$134,502

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
June 30, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments - United States
AI Automation & Infrastructure
D-Wave Quantum Inc.	Warrant	August 1, 2025	August 1, 2035	Common Stock	2,588	$16.05	$36	$54

Path Robotics Inc.	Warrant	April 28, 2026	April 28, 2036	Common Stock	13,498	$3.77	$64	$58

Sortera Technologies, Inc.	Warrant	February 11, 2025	February 11, 2035	Common Stock	9,995	$5.23	$69	$79

Swimlane, Inc.	Warrant	May 28, 2025	May 28, 2037	Preferred Series B	687,265	$0.19	$43	$16	(11)

Tquila Automation, Inc	Warrant	July 2, 2025	July 2, 2037	Common Stock	4,397	$0.81	$6	$1

Uniphore Technologies Inc.	Warrant	September 30, 2025	September 30, 2035	Common Stock	92,385	$2.40	$95	$105

Sub-Total: AI Automation & Infrastructure (0.5%)*							$313	$313

Biotechnology
Candel Therapeutics, Inc.	Warrant	October 14, 2025	October 14, 2035	Common Stock	7,639	$5.89	$41	$76

Sub-Total: Biotechnology (0.1%)*							$41	$76

Connectivity
Tarana Wireless, Inc.	Warrant	November 19, 2024	September 23, 2034	Common Stock	169,859	$0.51	$56	$26

Sub-Total: Connectivity (0.0%)*							$56	$26

Consumer Products & Services
Bobbie Baby, Inc.	Warrant	September 12, 2025	September 12, 2035	Common Stock	15,456	$4.05	$21	$22

Ogee, Inc.	Warrant	November 25, 2024	February 14, 2033	Preferred Series A-3	15,553	$0.68	$8	$22	(11)
Ogee, Inc.	Warrant	November 25, 2024	February 14, 2033	Preferred Series A-3	15,553	$0.68	8	22	(11)
Ogee, Inc.	Warrant	November 25, 2024	August 1, 2034	Preferred Series A-3	15,553	$0.68	8	22	(11)
Ogee, Inc.	Warrant	July 18, 2025	August 1, 2034	Preferred Series A-3	15,553	$0.68	50	22	(11)
Total Ogee, Inc.							$74	$88

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
June 30, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments - United States, Continued
Whoop, Inc.	Warrant	June 28, 2024	May 17, 2033	Common Stock	93,745	$0.43	$76	$581

Sub-Total: Consumer Products & Services (1.1%)*							$171	$691

Diagnostics & Tools
Artera, Inc.	Warrant	March 13, 2026	March 16, 2036	Class B Common Stock	9,903	$4.77	$5	$5

Rapid Micro Biosystems, Inc.	Warrant	August 8, 2025	August 8, 2035	Common Stock	16,119	$3.35	$44	$20

Sub-Total: Diagnostics & Tools (0.0%)*							$49	$25

Energy and Resource Technology
Form Energy, Inc.	Warrant	November 19, 2024	October 21, 2034	Common Stock	6,338	$8.03	$59	$1

Luxwall, Inc	Warrant	June 4, 2026	June 4, 2036	Common Stock	20,790	$2.65	$17	$18

Sub-Total: Energy and Resource Technology (0.0%)*							$76	$19

Finance and Insurance
Beam Technologies, Inc.	Warrant	November 19, 2024	August 30, 2034	Common Stock	3,606	$17.28	$46	$25
	Warrant	August 7, 2025	August 7, 2032	Preferred Series F Prime	310	$—	11	11	(11)
Total Beam Technologies, Inc.							$57	$36

Centivo Corporation	Warrant	November 19, 2024	July 31, 2034	Common Stock	10,744	$0.76	$9	$4
	Warrant	December 20, 2024	July 31, 2034	Common Stock	10,744	$0.76	25	4
	Warrant	February 3, 2025	July 31, 2034	Common Stock	10,744	$0.76	22	4
	Warrant	May 20, 2025	July 31, 2034	Common Stock	21,488	$0.76	39	9
	Warrant	June 13, 2025	July 31, 2034	Common Stock	10,744	$0.76	19	4
Total Centivo Corporation							$114	$25

Tilt Finance, Inc (dba Empower Financial, Inc.)	Warrant	June 28, 2024	October 13, 2033	Common Stock	13,503	$1.43	$51	$141

Gravie, Inc.	Warrant	November 19, 2024	June 4, 2034	Common Stock	7,903	$2.68	$16	$1

Kard Financial, Inc.	Warrant	September 10, 2025	September 10, 2035	Common Stock	34,331	$1.36	$41	$60
	Warrant	May 28, 2026	May 28, 2036	Common Stock	17,166	$0.01	$24	$41
Total Kard Financial, Inc.							$65	$101

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
June 30, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments - United States, Continued
One Million Metrics (dba Kinetic)	Warrant	August 25, 2025	August 25, 2035	Common Stock	27,490	$0.51	$22	$19

Lendflow, Inc.	Warrant	April 24, 2025	April 24, 2035	Common Stock	40,365	$0.70	$37	$65

PatientFi, Inc.	Warrant	March 14, 2025	March 14, 2035	Preferred Series B	38,521	$3.10	$60	$126	(11)

Under Technologies, Inc.	Warrant	November 19, 2024	May 3, 2034	Common Stock	6,173	$2.90	$17	$14

Wisetack, Inc.	Warrant	November 14, 2024	November 14, 2034	Common Stock	8,234	$1.58	$8	$12

Sub-Total: Finance and Insurance (0.9%)*							$447	$540

Food and Agriculture Technologies
DrinkPak, LLC	Warrant	June 28, 2024	February 17, 2033	Common Stock	1,608	$18.89	$69	$39

Sub-Total: Food and Agriculture Technologies (0.1%)*							$69	$39

Healthcare Technology
B.Well Connected Health, Inc.	Warrant	April 10, 2025	April 10, 2035	Common Stock	20,455	$0.79	$35	$111

Paytient Technologies, Inc.	Warrant	May 27, 2025	May 27, 2035	Common Stock	9,603	$1.01	$13	$12

Pearl Health, Inc.	Warrant	June 17, 2026	June 17, 2036	Common Stock	111,280	$0.22	$22	$22

PurpleLab, Inc.	Warrant	September 24, 2025	September 24, 2035	Common Stock	1,653	$23.09	$44	$42

Sub-Total: Healthcare Technology (0.3%)*							$114	$187

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
June 30, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments - United States, Continued
Marketing, Media and Entertainment
Angel Studios, Inc.	Warrant	September 8, 2025	September 11, 2030	Common Stock	23,402	$7.29	$152	$39
	Warrant	February 17, 2026	September 11, 2030	Common Stock	11,702	7.29	12	19
Total Angel Studios, Inc.							$164	$58

Rarefied Atmosphere, Inc.	Warrant	May 6, 2025	May 6, 2037	Common Stock	13,218	$7.35	$43	$56

Vox Media Holdings, Inc.	Warrant	June 1, 2025	June 25, 2035	Class A Common Stock	225,010	$0.37	$66	$24

Sub-Total: Marketing, Media and Entertainment (0.2%)*							$273	$138

Medical Devices
Apiject Holdings, Inc.	Warrant	November 19, 2024	June 24, 2034	Common Stock	63,068	$0.01	$35	$2

Cala Health, Inc.	Warrant	February 24, 2026	February 24, 2036	Preferred Series C-1	63,254	$0.33	$5	$4	(11)

Elucent Medical, Inc.	Warrant	November 19, 2024	October 31, 2034	Preferred Series C-2	201,005	$0.30	$15	$19	(11)
	Warrant	June 30, 2026	June 30, 2036	Preferred Series C-2	241,206	$0.30	$22	$22	(11)
Total Elucent Medical, Inc.							$37	$41

Emboline, Inc.	Warrant	March 3, 2026	March 3, 2036	Series D Preferred Stock	21,396	$3.93	$9	$14	(11)

Iantrek, Inc.	Warrant	April 14, 2026	April 14, 2036	Preferred Stock Series C-3	5,816	$3.61	$14	$12

Lightforce Orthodontics, Inc.	Warrant	November 19, 2024	August 6, 2034	Preferred Series-D	666	$18.01	$2	$—	(11)
	Warrant	December 1, 2024	August 6, 2034	Preferred Series-D	3,997	$18.01	14	1	(11)
Total Lightforce Orthodontics, Inc.							$16	$1

Monteris Medical US, Inc.	Warrant	March 3, 2026	March 3, 2036	Series E Convertible Preferred Stock	402,813	$0.23	$32	$101	(11)

Okami Medical, Inc.	Warrant	June 24, 2025	June 24, 2035	Preferred Series F-1	5,254	$2.86	$6	$6	(11)

Restor3d, Inc.	Warrant	November 19, 2024	June 4, 2034	Preferred Series A	6,108	$5.01	$5	$1	(11)

Sub-Total: Medical Devices (0.3%)*							$159	$182

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
June 30, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments - United States, Continued
Other Healthcare Services
Cellares Corporation	Warrant	November 19, 2024	August 2, 2034	Common Stock	15,566	$4.77	$54	$81

Upward Health, Inc.	Warrant	November 19, 2024	August 6, 2034	Class A Common Stock	64,948	$0.28	$21	$48

Sub-Total: Other Healthcare Services (0.2%)*							$75	$129

Software as a Service ("SaaS")
Silk Technologies, Inc.	Warrant	November 19, 2024	November 4, 2034	Common Stock	15,167	$1.98	$32	$42

Steno Agency, Inc.	Warrant	November 19, 2024	June 21, 2034	Common Stock	7,612	$1.98	$18	$31
	Warrant	May 16, 2025	June 21, 2034	Common Stock	8,955	$1.98	27	37
Total Steno Agency, Inc.							$45	$68

Sub-Total: Software as a Service ("SaaS") (0.2%)*							$77	$110

Space Technology
Astranis Space Technologies Corp.	Warrant	June 28, 2024	April 13, 2033	Common Stock	11,203	$7.89	$39	$154
	Warrant	November 19, 2024	September 27, 2034	Common Stock	14,930	$2.27	66	229
	Warrant	June 26, 2025	June 26, 2035	Common Stock	2,751	$0.01	13	44
	Warrant	June 26, 2025	June 26, 2035	Common Stock	1,765	$0.01	9	28
	Warrant	August 25, 2025	August 25, 2035	Common Stock	18,319	$2.33	70	280
Total Astranis Space Technologies Corp.							$197	$735

Hermeus Corporation	Warrant	June 28, 2024	August 9, 2032	Common Stock	9,338	$6.24	$21	$117
	Warrant	March 23, 2026	March 20, 2036	Common Stock	3,198	$8.83	35	36
Total Hermeus Corporation							$56	$153

Impulse Space, Inc.	Warrant	November 19, 2024	June 18, 2034	Common Stock	13,944	$1.91	$248	$707

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
June 30, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments - United States, Continued
Kymeta Corporation	Warrant	November 19, 2024	July 3, 2034	Common Stock	303,449	$0.11	$22	$20

Slingshot Aerospace, Inc.	Warrant	November 19, 2024	July 12, 2036	Common Stock	24,943	$0.46	$30	$27

Sub-Total: Space Technology (2.6%)*							$553	$1,642

Total: Warrant Investments - United States (6.6%)*							$2,473	$4,117

Warrant Investments- Canada
Space Technology
Earthdaily Constellation Holdings, LP	Warrant	June 10, 2025	June 10, 2035	Class B Common Stock	282,171	$0.81	$161	$49
Sub-Total: Space Technology (0.1%)*							$161	$49

Total: Warrants Investments- Canada (0.1%)*							$161	$49

Warrant Investments - Europe
Medical Devices
CMR Surgical Limited	Warrant	March 24, 2025	March 24, 2030	Ordinary Stock	864	$0.01	$22	$34
Sub-Total: Medical Devices (0.1%)*							$22	$34

Other Healthcare Services
Zandivio PLC	Warrant	November 19, 2024	October 29, 2034	Common Stock	8,428	$0.01	$49	$24
Sub-Total: Other Healthcare Services (0.0%)*							$49	$24

Total: Warrant Investments- Europe (0.1%)*							$71	$58

Total Warrant Investments (6.7%)*							$2,705	$4,224

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
June 30, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Shares/Principal	Series	Cost	Fair Value (5)	Footnotes
Equity Investments- United States
AI Automation & Infrastructure
Path Robotics, Inc.	Equity	April 28, 2026	10,315	Preferred Series D-2	$80	$81	(11)

Sub-Total: AI Automation & Infrastructure (0.1%)*					$80	$81

Connectivity
Tarana Wireless, Inc.	Equity	October 9, 2025	28,053	Preferred Series 8	$30	$47	(11)

Sub-Total: Connectivity (0.1%)*					$30	$47

Energy and Resource Technology
Crusoe Energy Systems LLC	Equity	November 6, 2024	1,713	Preferred Series D-1	$50	$90	(11)

Torus, Inc.	Equity	June 26, 2026	2,749	Preferred Series C	$60	$60	(11)

Sub-Total: Energy and Resource Technology (0.2%)*					$110	$150

Finance and Insurance
Centivo Corporation	Equity	December 20, 2024	17,119	Preferred Series B-1	$50	$29	(11)

Sub-Total: Finance and Insurance (0.0%)*					$50	$29

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Equity	August 1, 2024	73	Class B Units	$17	$15	(11)

Sub-Total: Food and Agriculture Technologies (0.0%)*					$17	$15

Marketing, Media and Entertainment
Angel Studios, Inc.	Equity	April 13, 2026	19,048	Common Stock	$40	$70	(12)

Sub-Total: Marketing, Media and Entertainment (0.1%)*					$40	$70

Medical Devices
Elucent Medical, Inc.	Equity	April 10, 2026	100,502	Preferred Series C-2	$30	$27	(11)

Sub-Total: Medical Devices (0.0%)*					$30	$27

Software as a Service ("SaaS")
Silk Technologies, Inc.	Equity	December 1, 2025	30,000	SAFE Note	$30	$30

Sub-Total: Software as a Service ("SaaS") (0.0%)*					$30	$30

Space Technology
Astranis Space Technologies Corp.	Equity	April 21, 2026	2,080	Preferred Series E	$40	$47	(11)

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
June 30, 2026
(In thousands, except share and per share data)
(Unaudited)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Shares/Principal	Series	Cost	Fair Value (5)	Footnotes
Equity Investments- United States, Continued
Impulse Space, Inc.	Equity	March 4, 2025	7,151	Preferred Series B	$98	$389	(11)
	Equity	May 9, 2025	2,616	Preferred Series C	100	162	(11)
	Equity	April 21, 2026	2,470	Preferred Series D	200	199	(11)
Total Impulse Space Inc.					$398	$750

Sub-Total: Space Technology (1.3%)*					$438	$797

Total: Equity Investments- United States (2.0%)*					$825	$1,246

Total Investments in Securities (223.7%)*					$137,932	$139,972

* Represents % of Net Asset.
(1)All portfolio companies are located in North America or Europe. As of June 30, 2026, the Fund had three foreign domiciled portfolio companies, two of which are based in Europe and one of which is based in Canada. In total, foreign domiciled portfolio investment represented 13.53% of total net assets based on fair value.
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
(5)Except as noted, all investments were valued at fair value using Level 3 inputs. Fair value is determined in good faith by Eagle Point Credit Management LLC, as the Fund's “valuation designee,” in accordance with Rule 2a-5 under the Investment Company Act of 1940.
(6)The interest rate on variable interest rate investments represents a benchmark rate plus spread. The benchmark interest rate is subject to an interest rate floor. As of June 30, 2026, the U.S. Prime Rate (“Prime”) was 6.75%, the Secured Overnight Financing Rate (“SOFR”) 30 Day Forward Rate was 3.65%, and the SOFR 3-Month Term Rate was 3.73%.
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
(9)Investment has an unfunded commitment as of June 30, 2026 (see “Note 6 – Commitments and Contingencies”). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(10)Investment date represents the date of initial investment date, either purchases or funding, not adjusted for modifications.
(11)Preferred stock represents investments through which the Fund will have preference in liquidation rights and do not contain any cumulative preferred dividends.
(12)Asset is valued at fair value as determined in good faith by Eagle Point Credit Management LLC using Level 1 inputs.

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States
Artificial Intelligence & Automation
Applied Digital Corporation	Equipment Financing	June 28, 2024	March 1, 2026	Fixed interest rate 19.0%; EOT —%	$320	$320	$326
	Equipment Financing	June 28, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT —%	213	213	217
	Equipment Financing	November 19, 2024	April 1, 2026	Fixed interest rate 19.0%; EOT —%	345	346	351
Total Applied Digital Corporation					$878	$879	$894

Augmented Reality Concepts, Inc.	Secured Loan	November 19, 2024	June 18, 2029	Variable interest rate SOFR 3 Month Term + 7.3%; EOT —%	$1,230	$1,227	$1,235	(6)

Cirrascale Cloud Services, LLC	Equipment Financing	November 19, 2024	April 1, 2027	Fixed interest rate 10.2%; EOT 5.0%	$605	$661	$663
	Equipment Financing	November 19, 2024	September 1, 2026	Fixed interest rate 12.7%; EOT 4.0%	510	567	568
Total Cirrascale Cloud Services, LLC					$1,115	$1,228	$1,231

D-Wave Quantum Inc.	Equipment Financing	August 1, 2025	September 1, 2028	Fixed interest rate 10.8%; EOT 4.0%	$54	$53	$54

Sortera Technologies, Inc.	Equipment Financing	February 11, 2025	March 1, 2028	Fixed interest rate 12.5%; EOT 4.0%	$1,088	$1,074	$1,085	(6)

Swimlane, Inc.	Secured Loan	May 28, 2025	June 1, 2030	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 2.3%	$3,600	$3,544	$3,639	(6)

Tquila Automation, Inc.	Secured Loan	July 2, 2025	August 1, 2030	Variable interest rate Prime + 5.0% or Floor rate 12.3%; EOT 3.0%	$900	$891	$904

Uniphore Technologies Inc.	Secured Loan	September 30, 2025	October 1, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.0%	$4,000	$3,904	$3,975
	Secured Loan	October 2, 2025	October 1, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.0%	1,500	1,468	1,468
Total Uniphore Technologies Inc.					$5,500	$5,372	$5,443

Sub-Total: Artificial Intelligence & Automation (23.5%)*					$14,365	$14,268	$14,485

Biotechnology
Candel Therapeutics, Inc.	Secured Loan	October 14, 2025	October 1, 2030	Variable interest rate Prime + 3.0% or Floor rate 9.8%; EOT 4.3%	$1,500	$1,451	$1,451

Taysha Gene Therapies, Inc.	Secured Loan	August 7, 2025	September 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 5.0%	$2,000	$2,005	$2,055	(6)

Sub-Total: Biotechnology (5.7%)*					$3,500	$3,456	$3,506

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Connectivity
AST & Science, LLC	Equipment Financing	June 27, 2025	July 1, 2030	Fixed interest rate 12.4%; EOT 9.0%	$2,367	$2,394	$2,439
	Equipment Financing	June 30, 2025	July 1, 2030	Fixed interest rate 12.5%; EOT 9.0%	385	389	397
	Equipment Financing	September 26, 2025	October 1, 2030	Fixed interest rate 12.4%; EOT 9.0%	860	861	876
	Equipment Financing	December 23, 2025	January 1, 2031	Fixed interest rate 12.4%; EOT 9.0%	540	536	536
Total AST & Science, LLC					$4,152	$4,180	$4,248

Tarana Wireless, Inc.	Secured Loan	November 19, 2024	October 1, 2029	Variable interest rate Prime + 4.5% or Floor rate 12.5%; EOT 4.0%	$1,200	$1,172	$1,176	(6)

Sub-Total: Connectivity (8.8%)*					$5,352	$5,352	$5,424

Consumer Products & Services
Bobbie Baby, Inc.	Equipment Financing	September 12, 2025	October 1, 2028	Fixed interest rate 11.6%; EOT 3.0%	$1,944	$1,922	$1,957

Ogee, Inc.	Secured Loan	November 25, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	$300	$307	$307	(6)
	Secured Loan	November 25, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	300	308	308	(6)
	Secured Loan	November 25, 2024	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	300	304	303	(6)
	Secured Loan	July 18, 2025	March 1, 2027	Variable interest rate Prime + 5.8% or Floor rate 12.0%; EOT 3.8%	300	268	266	(6)
Total Ogee, Inc.					$1,200	$1,187	$1,184

Sub-Total: Consumer Products & Services (5.1%)*					$3,144	$3,109	$3,141

Diagnostics & Tools
Rapid Micro Biosystems, Inc.	Secured Loan	August 8, 2025	September 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$1,800	$1,751	$1,777
Sub-Total: Diagnostics & Tools (2.9%)*					$1,800	$1,751	$1,777

Finance and Insurance
Beam Technologies, Inc.	Secured Loan	November 19, 2024	October 1, 2029	Variable interest rate Prime + 2.8% or Floor rate 11.0%+PIK Fixed Interest Rate 1.5%; EOT 2.0%	$2,264	$2,358	$2,320	(6) (7)
	Secured Loan	June 25, 2025	October 1, 2029	Variable interest rate Prime + 2.8% or Floor rate 11.0%+PIK Fixed Interest Rate 1.5%; EOT 2.0%	181	185	186	(6) (7)
	Secured Loan	August 7, 2025	December 31, 2029	Fixed interest rate —%; EOT —%	30	30	30	(8)
Total Beam Technologies, Inc.					$2,475	$2,573	$2,536

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

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
PatientFi, Inc.	Secured Loan	March 14, 2025	April 1, 2030	Variable interest rate Prime + 3.5% or Floor rate 10.5%; EOT 2.5%	$1,800	$1,783	$1,797	(6)
	Secured Loan	December 16, 2025	April 1, 2030	Variable interest rate Prime + 3.5% or Floor rate 10.5%; EOT 2.5%	1,800	1,753	1,753	(6)
Total PatientFi, Inc.					$3,600	$3,536	$3,550

Under Technologies, Inc.	Secured Loan	November 19, 2024	June 1, 2029	Variable interest rate Prime + 3.8% or Floor rate 12.0%; EOT 4.3%	$600	$599	$615	(6)
	Secured Loan	November 27, 2024	June 1, 2029	Variable interest rate Prime + 3.8% or Floor rate 12.0%; EOT 4.3%	600	598	607	(6)
Total Under Technologies, Inc.					$1,200	$1,197	$1,222

Wisetack, Inc.	Secured Loan	November 14, 2024	December 1, 2029	Variable interest rate Prime + 5.0% or Floor rate 12.5%; EOT 2.5%	$900	$894	$917	(6)
	Secured Loan	December 9, 2025	September 22, 2027	Fixed interest rate 6.0%; EOT —%	30	30	30	(6)(8)
Total Wisetack, Inc.					$930	$924	$947

Sub-Total: Finance and Insurance (28.5%)*					$17,528	$17,446	$17,574

Food and Agriculture Technologies
DrinkPak, LLC	Equipment Financing	June 28, 2024	September 1, 2026	Fixed interest rate 12.9%; EOT 7.0%	$415	$548	$554

Sub-Total: Food and Agriculture Technologies (0.9%)*					$415	$548	$554

Green Technology
Commonwealth Fusion Systems, LLC	Equipment Financing	November 19, 2024	July 1, 2030	Fixed interest rate 13.2%; EOT 10.0%	$2,981	$3,167	$3,200
	Equipment Financing	June 28, 2024	July 1, 2030	Fixed interest rate 13.0%; EOT 10.0%	1,030	1,135	1,132
	Equipment Financing	January 14, 2025	July 1, 2029	Fixed interest rate 11.2%; EOT 6.0%	161	165	167
	Equipment Financing	December 24, 2025	December 1, 2030	Fixed interest rate 11.4%; EOT 6.0%	1,300	1,288	1,288
Total Commonwealth Fusion Systems, LLC					$5,472	$5,755	$5,787

Electric Hydrogen Co.	Equipment Financing	June 28, 2024	January 1, 2029	Fixed interest rate 12.6%; EOT 15.0%	$902	$1,046	$1,016
	Equipment Financing	November 19, 2024	January 1, 2029	Fixed interest rate 12.6%; EOT 15.0%	740	828	818
	Equipment Financing	November 19, 2024	October 1, 2028	Fixed interest rate 12.5%; EOT 15.0%	444	489	485
	Equipment Financing	November 14, 2024	December 1, 2028	Fixed interest rate 11.9%; EOT 15.0%	107	116	115
Total Electric Hydrogen Co.					$2,193	$2,479	$2,434

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

Marketing, Media and Entertainment
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

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Medical Devices
Apiject Holdings, Inc.	Equipment Financing	November 19, 2024	July 1, 2028	Fixed interest rate 10.9%; EOT 7.5%	$880	$976	$894
	Equipment Financing	November 19, 2024	October 1, 2028	Fixed interest rate 11.1%; EOT 7.5%	447	492	455
Total Apiject Holdings, Inc.					$1,327	$1,468	$1,349

Cagent Vascular, Inc.	Secured Loan	January 24, 2025	February 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 3.0%	$1,200	$1,217	$1,226	(6)

Elucent Medical, Inc.	Secured Loan	November 19, 2024	November 30, 2029	Variable interest rate Prime + 3.8% or Floor rate 11.3%; EOT 3.3%	$900	$894	$887	(6)

Lightforce Orthodontics, Inc.	Secured Loan	November 19, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	$1,800	$1,798	$1,845	(6)
	Secured Loan	November 19, 2024	August 6, 2029	Variable interest rate Prime + 4.3% or Floor rate 11.8%; EOT 4.0%	300	300	307	(6)
Total Lightforce Orthodontics, Inc.					$2,100	$2,098	$2,152

Nalu Medical, Inc.	Secured Loan	July 3, 2025	August 1, 2030	Variable interest rate Prime + 3.0% or Floor rate 10.0%; EOT 4.0%	$1,575	$1,562	$1,588	(6)

Neuros Medical, Inc.	Secured Loan	December 11, 2025	January 1, 2031	Variable interest rate Prime + 3.8% or Floor rate 10.5%; EOT 4.0%	$1,884	$1,885	$1,896	(6)

Okami Medical, Inc.	Secured Loan	June 24, 2025	July 1, 2030	Variable interest rate Prime + 3.8% or Floor rate 10.5%; EOT 2.0%	$600	$590	$595	(6)

Restor3d, Inc.	Secured Loan	November 19, 2024	July 4, 2028	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 3.3%	$255	$257	$262	(6)

Vital Connect, Inc.	Secured Loan	November 19, 2024	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	$2,100	$2,110	$2,170	(6)
	Secured Loan	March 21, 2025	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	600	600	617	(6)
	Secured Loan	December 17, 2025	July 3, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.5%; EOT 4.0%	600	594	594	(6)
Total Vital Connect, Inc.					$3,300	$3,304	$3,381

Sub-Total: Medical Devices (21.7%)*					$13,141	$13,275	$13,336

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

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Silk Technologies, Inc.	Secured Loan	November 19, 2024	December 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 11.3%; EOT 1.5%	$1,200	$1,182	$1,195	(6)

SOCI, Inc.	Secured Loan	November 19, 2024	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	$2,281	$2,244	$2,203	(6) (9)
	Secured Loan	December 30, 2024	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.8%; EOT 0.0%	208	204	201	(6) (9)
	Secured Loan	April 23, 2025	October 3, 2029	Variable interest rate SOFR 6 Month Term + 7.8%; EOT 0.0%	104	102	103	(6) (9)
	Secured Loan	August 5, 2025	October 3, 2029	Variable interest rate SOFR 3 Month Term + 7.9%; EOT 0.0%	110	108	108	(6) (9)
Total SOCI, Inc.					$2,703	$2,658	$2,615

Steno Agency, Inc.	Secured Loan	November 19, 2024	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	$510	$511	$522	(6)
	Secured Loan	January 2, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	600	603	616	(6)
	Secured Loan	May 16, 2025	July 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 2.5%	600	580	592	(6)
Total Steno Agency, Inc.					$1,710	$1,694	$1,730

Xytech Systems, LLC	Secured Loan	February 26, 2025	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.0%; EOT 0.0%	$2,400	$2,400	$2,357	(6) (9)
	Secured Loan	July 2, 2025	February 26, 2030	Variable interest rate SOFR 3 Month Term + 6.0%; EOT 0.0%	120	118	116	(6) (9)
Total Xytech Systems, LLC					$2,520	$2,518	$2,473

Sub-Total: Software as a Service ("SaaS") (21.3%)*					$13,297	$13,139	$13,145

Space Technology
Astranis Space Technologies Corp.	Equipment Financing	June 28, 2024	May 1, 2027	Fixed interest rate 12.1%; EOT 6.5%	$184	$231	$197
	Equipment Financing	November 19, 2024	October 1, 2028	Fixed interest rate 13.8%; EOT 6.5%	225	243	242
	Equipment Financing	November 19, 2024	October 1, 2027	Fixed interest rate 12.6%; EOT 4.0%	173	175	176
	Equipment Financing	August 25, 2025	September 1, 2028	Fixed interest rate 11.6%; EOT 4.0%	180	180	183
	Equipment Financing	October 30, 2025	November 1, 2028	Fixed interest rate 11.7%; EOT 4.0%	46	46	46
	Secured Loan	August 25, 2025	August 25, 2030	Variable interest rate Prime + 4.8% or Floor rate 12.3%; EOT 4.0%	2,000	1,925	1,984	(6)
Total Astranis Space Technologies Corp.					$2,808	$2,800	$2,828

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - United States, Continued
Impulse Space, Inc.	Equipment Financing	November 19, 2024	July 1, 2027	Fixed interest rate 12.7%; EOT 3.0%	$182	$189	$190
	Equipment Financing	November 19, 2024	October 1, 2027	Fixed interest rate 12.5%; EOT 3.0%	187	191	194
	Equipment Financing	December 27, 2024	January 1, 2028	Fixed interest rate 12.9%; EOT 3.0%	189	189	195
	Equipment Financing	February 12, 2025	March 1, 2028	Fixed interest rate 12.6%; EOT 3.0%	218	219	222
	Equipment Financing	June 25, 2025	July 1, 2028	Fixed interest rate 12.8%; EOT 3.0%	272	269	274
	Equipment Financing	September 25, 2025	October 1, 2028	Fixed interest rate 12.8%; EOT 3.0%	1,319	1,298	1,318
Total Impulse Space, Inc.					$2,367	$2,355	$2,393

Kymeta Corporation	Secured Loan	November 19, 2024	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	$600	$589	$608	(6)
	Secured Loan	June 11, 2025	August 1, 2029	Variable interest rate Prime + 4.0% or Floor rate 12.5%; EOT 3.0%	600	599	610	(6)
Total Kymeta Corporation					$1,200	$1,188	$1,218

Slingshot Aerospace, Inc.	Secured Loan	November 19, 2024	August 1, 2029	Variable interest rate Prime + 5.5% or Floor rate 14.0%; EOT 3.0%	$1,800	$1,793	$1,837	(6)

Sub-Total: Space Technology (13.4%)*					$8,175	$8,136	$8,276

Transportation Technology
EH Leasing Company, LLC	Equipment Financing	November 1, 2025	November 1, 2029	Fixed interest rate 14.4%; EOT 18.7%	$318	$357	$328	(8)

Sub-Total: Transportation Technology (0.5%)*					$318	$357	$328

Total: Debt Securities - United States (180.7%)*					$110,205	$110,333	$111,294

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)	Investment Date (10)	Maturity Date	Interest Rate (3)	Principal Amount (4)	Cost	Fair Value (5)	Footnotes
Debt Securities - Canada
Space Technology
Earthdaily Constellation Holdings, LP	Equipment Financing	June 10, 2025	January 1, 2029	Fixed interest rate 13.5%; EOT 7.0%	$3,173	$3,154	$3,185
	Equipment Financing	August 28, 2025	March 1, 2029	Fixed interest rate 13.9%; EOT 7.0%	439	432	437
Total Earthdaily Constellation Holdings, LP					$3,612	$3,586	$3,622

Sub-Total: Space Technology (5.9%)*					$3,612	$3,586	$3,622

Total: Debt Securities - Canada (5.9%)*					$3,612	$3,586	$3,622

Debt Securities - Europe
Medical Devices
CMR Surgical Limited	Secured Loan	March 24, 2025	April 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	$1,875	$1,887	$1,925	(6)
	Secured Loan	December 16, 2025	April 1, 2030	Variable interest rate Prime + 4.0% or Floor rate 11.0%; EOT 4.0%	750	735	735	(6)
Total CMR Surgical Limited					$2,625	$2,622	$2,660

Sub-Total: Medical Devices (4.3%)*					$2,625	$2,622	$2,660

Other Healthcare Services
Zandivio PLC	Secured Loan	November 19, 2024	May 1, 2029	Variable interest rate Prime + 5.3% or Floor rate 13.8%; EOT 2.5%	$1,800	$1,782	$1,817	(6)

Sub-Total: Other Healthcare Services (2.9%)*					$1,800	$1,782	$1,817

Total: Debt Securities - Europe (7.3%)*					$4,425	$4,404	$4,477

Total Debt Securities (193.8%)*					$118,242	$118,323	$119,393

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments - United States
Artificial Intelligence & Automation
D-Wave Quantum Inc.	Warrant	August 1, 2025	August 1, 2035	Common Stock	2,588	$16.05	$35	$58

Sortera Technologies, Inc.	Warrant	February 11, 2025	February 11, 2035	Common Stock	9,995	$5.23	$69	$66

Swimlane, Inc.	Warrant	May 28, 2025	May 28, 2037	Preferred Series B	687,265	$0.19	$43	$46	(11)

Tquila Automation, Inc.	Warrant	July 2, 2025	July 2, 2037	Common Stock	4,397	$0.81	$6	$5

Uniphore Technologies Inc.	Warrant	September 30, 2025	September 30, 2035	Common Stock	92,385	$2.40	$95	$72

Sub-Total: Artificial Intelligence & Automation (0.4%)*							$248	$247

Biotechnology
Candel Therapeutics, Inc.	Warrant	October 14, 2025	October 14, 2035	Common Stock	7,639	$5.89	$41	$42

Sub-Total: Biotechnology (0.1%)*							$41	$42

Connectivity
Tarana Wireless, Inc.	Warrant	November 19, 2024	September 23, 2034	Common Stock	169,859	$0.51	$56	$35

Sub-Total: Connectivity (0.1%)*							$56	$35

Consumer Products & Services
Bobbie Baby, Inc.	Warrant	September 12, 2025	September 12, 2035	Common Stock	15,456	$4.05	$21	$22

Ogee, Inc.	Warrant	November 25, 2024	February 14, 2033	Preferred Series A-3	15,553	$0.68	$8	$42	(11)
		November 25, 2024	February 14, 2033	Preferred Series A-3	15,553	$0.68	8	42	(11)
		November 25, 2024	August 1, 2034	Preferred Series A-3	15,553	$0.68	8	42	(11)
		July 18, 2025	August 1, 2034	Preferred Series A-3	15,553	$0.68	50	42	(11)
Total Ogee, Inc.							$74	$168

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

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments - United States, Continued
Marketing, Media and Entertainment
Angel Studios, Inc.	Warrant	September 8, 2025	September 11, 2030	Common Stock	23,402	$7.29	$152	$47

Rarefied Atmosphere, Inc.	Warrant	May 6, 2025	May 6, 2037	Common Stock	13,218	$7.35	$43	$50

Vox Media Holdings, Inc.	Warrant	June 1, 2025	June 25, 2035	Class A Common Stock	225,010	$0.37	$66	$53

Sub-Total: Marketing, Media and Entertainment (0.2%)*							$261	$150

Medical Devices
Apiject Holdings, Inc.	Warrant	November 19, 2024	June 24, 2034	Common Stock	63,068	$0.01	$35	$9

Elucent Medical, Inc.	Warrant	November 19, 2024	October 31, 2034	Preferred Series C-2	120,603	$0.30	$11	$7	(11)

Lightforce Orthodontics, Inc.	Warrant	November 19, 2024	August 6, 2034	Preferred Series-D	666	$18.01	$2	$1	(11)
		December 1, 2024	August 6, 2034	Preferred Series-D	3,997	$18.01	14	3	(11)
Total Lightforce Orthodontics, Inc.							$16	$4

Nalu Medical, Inc.	Warrant	July 3, 2025	July 3, 2035	Preferred Series E	7,313	$4.85	$12	$27	(11)

Okami Medical, Inc.	Warrant	June 24, 2025	June 24, 2035	Preferred Series F-1	5,254	$2.86	$6	$5	(11)

Restor3d, Inc.	Warrant	November 19, 2024	June 4, 2034	Preferred Series A	6,108	$5.01	$5	$11	(11)

Sub-Total: Medical Devices (0.1%)*							$85	$63

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments - United States, Continued
Other Healthcare Services
Cellares Corporation	Warrant	November 19, 2024	August 2, 2034	Common Stock	15,566	$4.77	$54	$78

Upward Health, Inc.	Warrant	November 19, 2024	August 6, 2034	Class A Common Stock	64,948	$0.28	$21	$64

Sub-Total: Other Healthcare Services (0.2%)*							$75	$142

Software as a Service ("SaaS")
Silk Technologies, Inc.	Warrant	November 19, 2024	November 4, 2034	Common Stock	15,167	$1.98	$32	$26

Steno Agency, Inc.	Warrant	November 19, 2024	June 21, 2034	Common Stock	7,612	$1.98	$18	$25
		May 16, 2025	June 21, 2034	Common Stock	8,955	$1.98	27	30
Total Steno Agency, Inc.							$45	$55

Sub-Total: Software as a Service ("SaaS") (0.1%)*							$77	$81

Space Technology
Astranis Space Technologies Corp.	Warrant	June 28, 2024	April 13, 2033	Common Stock	11,203	$7.89	$39	$146
		November 19, 2024	September 27, 2034	Common Stock	14,930	$2.27	66	235
		June 26, 2025	June 26, 2035	Common Stock	2,751	$0.01	13	47
		June 26, 2025	June 26, 2035	Common Stock	1,765	$0.01	9	30
		August 25, 2025	August 25, 2035	Common Stock	18,319	$2.33	70	288
Total Astranis Space Technologies Corp.							$197	$746

Hermeus Corporation	Warrant	June 28, 2024	August 9, 2032	Common Stock	9,338	$6.24	$21	$110

Impulse Space, Inc.	Warrant	November 19, 2024	June 18, 2034	Common Stock	13,944	$1.91	$248	$345

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Expiration Date	Series	Shares	Strike Price	Cost	Fair Value (5)	Footnotes
Warrant Investments - United States, Continued
Kymeta Corporation	Warrant	November 19, 2024	July 3, 2034	Common Stock	303,449	$0.11	$22	$15

Slingshot Aerospace, Inc.	Warrant	November 19, 2024	July 12, 2036	Common Stock	24,943	$0.46	$30	$38

Sub-Total: Space Technology (2.0%)*							$518	$1,254

Total: Warrant Investments - United States (4.9%)*							$2,219	$3,006

Warrant Investments - Canada
Space Technology
Earthdaily Constellation Holdings, LP	Warrant	June 10, 2025	June 10, 2035	Class B Common Stock	282,171	$0.81	$161	$145
Sub-Total: Space Technology (0.2%)*							$161	$145

Total: Warrant Investments - Canada (0.2%)*							$161	$145

Warrant Investments - Europe
Medical Devices
CMR Surgical Limited	Warrant	March 24, 2025	March 24, 2030	Ordinary Stock	672	€0.01	$16	$29
Sub-Total: Medical Devices (0.0%)*							$16	$29

Other Healthcare Services
Zandivio PLC	Warrant	November 19, 2024	October 29, 2034	Common Stock	8,428	€0.01	$49	$34
Sub-Total: Other Healthcare Services (0.1%)*							$49	$34

Total: Warrant Investments - Europe (0.1%)*							$65	$63

Total Warrant Investments (5.2%)*							$2,445	$3,214

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

Portfolio Company (1)	Type of Investment (2)(8)	Investment Date (10)	Shares/Principal	Series	Cost	Fair Value (5)	Footnotes
Equity Investments- United States
Connectivity
Tarana Wireless, Inc.	Equity	October 9, 2025	28,053	Preferred Series 8	$30	$52	(11)

Sub-Total: Connectivity (0.1%)*					$30	$52

Finance and Insurance
Centivo Corporation	Equity	December 20, 2024	17,119	Preferred Series B-1	$50	$45	(11)

Sub-Total: Finance and Insurance (0.1%)*					$50	$45

Food and Agriculture Technologies
Athletic Brewing Company, LLC	Equity	August 1, 2024	73	Class B Units	$17	$15	(11)

Sub-Total: Food and Agriculture Technologies (0.0%)*					$17	$15

Green Technology
Crusoe Energy Systems LLC	Equity	November 6, 2024	1,713	Preferred Series D-1	$50	$75	(11)

Sub-Total: Green Technology (0.1%)*					$50	$75

Software as a Service ("SaaS")
Silk Technologies, Inc.	Equity	December 1, 2025	30,000	SAFE Note	$30	$30

Sub-Total: Software as a Service ("SaaS") (0.0%)*					$30	$30

Space Technology
Impulse Space, Inc.	Equity	March 4, 2025	7,151	Preferred Series B	$98	$206	(11)
	Equity	May 9, 2025	2,616	Preferred Series C	99	97	(11)
Total Impulse Space, Inc.					$197	$303

Sub-Total: Space Technology (0.5%)*					$197	$303

Total: Equity Investments- United States (0.8%)*					$374	$520

Total Investments in Securities (199.9%)*					$121,142	$123,127

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY
Consolidated Schedule of Investments
December 31, 2025
(In thousands, except share and per share data)

* Represents % of Net Assets.
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
(5)All investments were valued at fair value using Level 3 inputs. Fair value is determined in good faith by Eagle Point Credit Management LLC, as the Fund's “valuation designee,” in accordance with Rule 2a-5 under the Investment Company Act of 1940.
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

The Fund’s investment objective is to generate current income and, to a lesser extent, capital appreciation. The Fund seeks to achieve its investment objective by making investments consisting primarily of senior secured term loans, equipment financings and to a lesser extent, asset-based lending, working capital loans, equity and equity-related investments.

The Fund was initially formed on May 3, 2024, as a Delaware limited liability company named EPT 16 LLC and commenced operations on June 28, 2024 as a private fund in reliance on an exemption from the definition of “investment company” under Section 3(c)(7) of the 1940 Act. On August 28, 2025, the Fund converted into a Delaware statutory trust named Eagle Point Trinity Senior Secured Lending Company and elected to be regulated as a BDC (the “Conversion”).

The Fund’s investment activities are managed by Eagle Point Credit Management LLC (the “Adviser”) and Trinity Capital Adviser LLC (the “Sub-Adviser”), a wholly owned subsidiary of Trinity Capital Inc., and supervised by the Fund’s Board of Trustees (the “Board” or “Board of Trustees”), a majority of whom are independent as required by the 1940 Act. The Adviser’s affiliate, Eagle Point Administration LLC (the “Administrator”), provides certain ongoing administrative services necessary for the Fund’s operations. See “Note 11 – Related Party Transactions” for additional information.

The Fund holds certain assets through its wholly-owned subsidiary, EPT SPV 16 SUB (US) LLC (the “SPV”), to secure the KeyBank Credit Facility (as discussed and defined in “Note 5 – Borrowings”). EPT and the SPV are collectively referred to herein as the “Fund.”

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The Fund’s interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of the results for the interim period included herein. The current period’s consolidated results of operations are not necessarily indicative of results that may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026. Certain prior year amounts have been reclassified to conform to the current year presentation.
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

Pursuant to Rule 2a-5 under the 1940 Act (“Rule 2a-5”), the Board of Trustees has designated the Adviser to serve as the “valuation designee” to perform fair value determinations in respect of the Fund’s portfolio investments that do not have readily available market quotations. Accordingly, fair valuations are ultimately determined by the Adviser in accordance with its valuation policies and procedures. The Adviser’s valuation process will be conducted monthly (or more frequently, as appropriate) or as otherwise determined by the Adviser. The Adviser may either engage independent valuation firms on a discretionary basis or receive (on a non-reliance basis) the Sub-Adviser valuations and the reports of independent valuation firms engaged by the Sub-Adviser and its affiliates (as discussed below). The Board of Trustees oversees the valuation designee and the process that it uses to determine the fair value of the Fund’s assets. In this regard, the Board of Trustees receives periodic and, as applicable, prompt reporting regarding certain material valuation matters, as required by Rule 2a-5.

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
In applying the income approach to determine the fair value of debt securities, the assessment of fair value is based on projections of the discounted future free cash flows that the security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the security, as set forth in the associated loan and equipment financing agreements, as well as market yields and the financial position and credit risk of the portfolio company (the “Hypothetical Market Yield Method”). The discount rate applied to the future cash flows of the security is based on the calibrated yield implied by the terms of the Fund’s investment adjusted for changes in market yields and performance of the subject company. The estimate of the expected repayment date of the Fund’s loans and equipment financings securities is either the maturity date of the instrument or the anticipated pre-payment date, depending on the facts and circumstances. The Hypothetical Market Yield Method also considers changes in leverage levels, credit quality, portfolio company performance, market yield movements, and other factors. If (i) there is deterioration in credit quality, (ii) the debt investment is deemed to be controlled by the Company under the 1940 Act, or (iii) a security is in workout status, then the Company may consider other fair value methodologies in determining the fair value of the security, including, but not limited to, the value attributable to the security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.
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
As of June 30, 2026, and December 31, 2025, cash and cash equivalents consisted of $2.6 million and $0.6 million, respectively. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Fund’s cash deposits are held at large, established, high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.
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

The Fund has a limited number of debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. The Fund will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due.

The Fund recorded less than $0.1 million in PIK interest income during the three months and six months ended June 30, 2026 and less than $0.1 million for the three months and six months ended June 30, 2025.

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

As of June 30, 2026 and December 31, 2025, there were no investments on non-accrual status.

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

The Fund has no material uncertain tax positions as of June 30, 2026, and December 31, 2025. All the Fund’s tax returns remain subject to examination by U.S. federal and state tax authorities.

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

Portfolio Composition

The Fund’s portfolio investments are in companies conducting business in a variety of industries. Industry classifications have been updated to a preferred presentation and the prior year has been amended to conform with the new preferred presentation. The following table summarizes the composition of the Fund’s portfolio investments by industry at cost and fair value and as a percentage of the total portfolio as of June 30, 2026, and December 31, 2025 (dollars in thousands):

	June 30, 2026				December 31, 2025
	Cost		Fair Value		Cost		Fair Value
Industry	Amount	%	Amount	%	Amount	%	Amount	%
Medical Devices	$23,156	16.8%	$23,234	16.6%	$15,998	13.2%	$16,088	13.1%
Finance and Insurance	16,713	12.1%	16,766	12.0%	17,918	14.8%	18,043	14.6%
AI Automation & Infrastructure	15,990	11.6%	15,911	11.3%	14,516	12.0%	14,732	12.0%
SaaS	14,505	10.5%	14,584	10.4%	13,246	10.9%	13,256	10.8%
Energy and Resource Technology	13,680	9.9%	13,641	9.7%	10,354	8.5%	10,380	8.4%
Space Technology	13,092	9.5%	14,556	10.4%	12,599	10.4%	13,602	11.0%
Healthcare Technology	11,233	8.1%	11,249	8.0%	8,487	7.0%	8,572	7.0%
Marketing, Media and Entertainment	8,607	6.3%	8,421	6.0%	7,085	5.9%	7,052	5.7%
Other Healthcare Services	6,592	4.8%	6,656	4.8%	5,938	4.9%	6,088	4.9%
Connectivity	3,987	2.9%	4,015	2.9%	5,438	4.5%	5,511	4.5%
Biotechnology	3,521	2.6%	3,609	2.6%	3,497	2.9%	3,548	2.9%
Diagnostics & Tools	3,152	2.3%	3,161	2.3%	1,795	1.5%	1,814	1.5%
Consumer Products & Services	3,026	2.2%	3,577	2.6%	3,280	2.7%	3,512	2.8%
Food and Agriculture Technologies	340	0.2%	306	0.2%	634	0.5%	601	0.5%
Transportation Technology	338	0.2%	286	0.2%	357	0.3%	328	0.3%
Total	$137,932	100.0%	$139,972	100.0%	121,142	100.0%	123,127	100.0%

The geographic composition of the Fund's investment portfolio is determined by the location of the corporate headquarters of the portfolio company. The following table summarizes the composition of the Fund’s portfolio investments by geographic region of the United States and other countries at cost and fair value and as a percentage of the total portfolio as of June 30, 2026, and December 31, 2025 (dollars in thousands):

	June 30, 2026				December 31, 2025
	Cost		Fair Value		Cost		Fair Value
Geographic Region	Amount	%	Amount	%	Amount	%	Amount	%
United States
West	$41,726	30.3%	$43,362	31.0%	$40,554	33.5%	$41,668	33.9%
Northeast	41,385	30.0%	41,717	29.7%	39,148	32.3%	39,440	32.0%
Midwest	12,960	9.4%	13,007	9.3%	7,132	5.9%	7,140	5.8%
Mountain	12,470	9.0%	12,413	8.9%	8,764	7.2%	8,907	7.2%
South	12,165	8.8%	12,285	8.8%	12,580	10.4%	12,844	10.4%
Southeast	8,690	6.3%	8,722	6.2%	4,748	3.9%	4,821	3.9%
International:
Western Europe	5,202	3.8%	5,267	3.8%	4,469	3.7%	4,540	3.7%
Canada	3,334	2.4%	3,199	2.3%	3,747	3.1%	3,767	3.1%
Total	$137,932	100.0%	$139,972	100.0%	$121,142	100.0%	$123,127	100.0%

The following table summarizes the composition of the Fund’s portfolio investments by investment type at cost and fair value and as a percentage of the total portfolio as of June 30, 2026, and December 31, 2025 (dollars in thousands):

	June 30, 2026				December 31, 2025
	Cost		Fair Value		Cost		Fair Value
Investment	Amount	%	Amount	%	Amount	%	Amount	%
Secured Loans	$103,482	75.0%	$103,709	74.1%	$89,048	73.5%	$90,068	73.2%
Equipment Financings	30,920	22.4%	30,793	22.0%	29,275	24.2%	29,325	23.8%
Warrants	2,705	2.0%	4,224	3.0%	2,445	2.0%	3,214	2.6%
Equity	825	0.6%	1,246	0.9%	374	0.3%	520	0.4%
Total	$137,932	100.0%	$139,972	100.0%	$121,142	100.0%	$123,127	100.0%

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

The Fund’s investments consist of growth-oriented companies, many of which have relatively limited operating histories and may experience variation in operating results. Many of these companies conduct business in regulated industries and could be affected by changes in government regulations. Most of the Fund’s borrowers will need additional capital to satisfy their continuing working capital needs and other requirements, and in many instances, to service the interest and principal payments on the debt.

Note 4. Fair Value of Financial Instruments
ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the observability of inputs used to measure fair value, and provides disclosure requirements for fair value measurements. The Fund accounts for its investments at fair value in accordance with ASC 820. As of June 30, 2026, and December 31, 2025, the Fund’s portfolio investments consisted primarily of investments in secured loans and equipment financings. The fair value amounts have been measured as of the reporting date and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the fair values of these financial instruments subsequent to the reporting date may be different than amounts reported.

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

The following is a summary of the levels within the fair value hierarchy of the Fund’s investment portfolio by investment type as of June 30, 2026:

	Fair Value Hierarchy (in thousands)
	Level 1	Level 2	Level 3	Total
Secured Loans	$—	$—	$103,709	$103,709
Equipment Financings	—	—	30,793	30,793
Warrants	—	—	4,224	4,224
Equity	70	—	1,176	1,246
Total Investments at fair value	$70	$—	$139,902	$139,972

The following is a summary of the levels within the fair value hierarchy of the Fund’s investment portfolio by investment type as of December 31, 2025:

	Fair Value Hierarchy (in thousands)
	Level 1	Level 2	Level 3	Total
Secured Loans	$—	$—	$90,068	$90,068
Equipment Financings	—	—	29,325	29,325
Warrants	—	—	3,214	3,214
Equity	—	—	520	520
Total Investments at fair value	$—	$—	$123,127	$123,127

The methodology for determining the fair value of the Fund’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies.” The following table provides a summary of the significant unobservable inputs used to measure the fair value of the Level 3 portfolio investments as of June 30, 2026.

	Fair Value as of
	June 30, 2026	Valuation Techniques/	Unobservable		Weighted
Investment Type	(in thousands)	Methodologies	Inputs (1)	Range	Average (2)
Debt investments	$120,454	Discounted Cash Flows	Hypothetical Market Yield	5.7% - 25.0%	13.8%
	11,900	Cost approximates fair value (5)	n/a	n/a	n/a
	2,148	Transaction Precedent (6)	Transaction price	n/a	n/a

Warrants	4,018	Market Approach	Performance Multiple (3)	0.6x - 22.9x	3.9 x
			Volatility (4)	43.6% - 134.8%	74.1%
			Risk-Free Interest Rate	3.9% - 4.2%	4.1%
			Estimated Time to Exit (in years)	1.8 - 4.5	2.9

	206	Black Scholes	Volatility (4)	72.1% - 124.7%	93.4%
			Discount for Lack of Marketability	n/a	n/a
			Risk-Free Interest Rate	4.2% - 4.4%	4.3%
			Estimated Time to Exit (in years)	4.2 - 9.3	7.8

Equity investments	1,146	Market Approach	Revenue Multiple	3.1x - 3.9x	3.4 x
			Volatility (4)	39.5% - 98.0%	71.3%
			Risk-Free Interest Rate	3.9% - 4.2%	4.1%
			Estimated Time to Exit (in years)	2.5 - 4.5	3.1
	30	Cost approximates fair value (5)	n/a	n/a	n/a
Total Level 3 Investments	$139,902
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
(3)Represents amounts used when the Fund has determined that market participants would use such would use such revenue and/or EBITDA multiples when pricing the investments.
(4)Represents the range of industry volatility used by market participants when pricing the investment.
(5)Includes investments originated within the past three months, for which cost approximates fair value, unless events have occurred during the period that would indicate a different valuation is warranted.
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

The following tables provide a summary of changes in the fair value of the Fund’s Level 3 loans and equipment financings (collectively “Debt”), equity and warrant portfolio investments for the six months ended June 30, 2026 (in thousands):

Six Months Ended June 30, 2026	Type of Investment
	Debt	Equity	Warrants	Total
Fair Value as of December 31, 2025	$119,393	$520	$3,214	$123,127
Purchases, net of deferred fees	27,481	413	273	28,167
Proceeds from sales and paydowns	(12,976)	—	(28)	(13,004)
Accretion of OID, EOT, and PIK payments	1,573	(2)	—	1,571
Net realized gain/(loss)	—	—	16	16
Net change in unrealized appreciation/(depreciation)	(969)	245	749	25
Fair Value as of June 30, 2026	$134,502	$1,176	$4,224	$139,902

Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of June 30, 2026	$(969)	$245	$749	$25
The following table provides a summary of changes in the fair value of the Fund’s Level 3 Debt, equity and warrant portfolio investments for the year ended December 31, 2025 (in thousands):

Year Ended December 31, 2025	Type of Investment
	Debt	Equity	Warrants	Total
Fair Value as of December 31, 2024	$65,834	$99	$953	$66,886
Purchases, net of deferred fees	72,934	275	1,827	75,036
Proceeds from sales and paydowns	(22,757)	—	(313)	(23,070)
Accretion of OID, EOT, and PIK payments	1,828	—	—	1,828
Net realized gain/(loss)	927	—	6	933
Net change in unrealized appreciation/(depreciation)	627	146	741	1,514
Fair Value as of December 31, 2025	$119,393	$520	$3,214	$123,127

Net change in unrealized appreciation/(depreciation) on Level 3 investments still held as of December 31, 2025	$627	$146	$741	$1,514
Fair Value of Financial Instruments Carried at Cost
As of June 30, 2026 and December 31, 2025, the carrying value of the KeyBank Credit Facility was approximately $52.6 million and $36.7 million, respectively. The carrying value of the KeyBank Credit Facility as of June 30, 2026, and December 31, 2025, approximates the fair value, which was estimated using a market yield approach with Level 3 inputs.
As of June 30, 2026, and December 31, 2025, the carrying value of the 2028 Series A Notes (as defined below) was approximately $24.7 million and $24.6 million, respectively, net of unamortized deferred financing costs of $0.3 million and $0.4 million as of June 30, 2026 and December 31, 2025, respectively. The 2028 Series A Notes have a fixed interest rate as discussed in “Note 5 – Borrowings.” The fair value of the 2028 Series A Notes as of June 30, 2026, and December 31, 2025, was approximately $24.8 million and $24.6 million, respectively, which was estimated using a relative market yield approach with Level 3 inputs.

Note 5. Borrowings
KeyBank Credit Facility
On November 12, 2024, SPV, as borrower, and Trinity Capital Adviser LLC, as servicer, entered into a senior credit facility (as amended from time to time, the “KeyBank Credit Facility” or “Credit Facility”) with KeyBank National Association (“KeyBank”) as the administrative and syndication agent and Computershare Trust Company, N.A. as the collateral custodian. On June 26, 2026, the agreement was amended to increase the commitment from $60.0 million to $75.0 million and to extend the maturity date of the credit facility to June 26, 2031.
The KeyBank Credit Facility includes a commitment of $75.0 million from KeyBank and allows the Fund, through the SPV, to increase the commitment up to $200.0 million, subject to the consent of the administrative agent. Borrowings under the KeyBank Credit Agreement bear interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 3.00% to 3.30%, subject to the number of eligible loans in the collateral pool and the utilization rate. The KeyBank Credit Facility provides for a variable advance rate of up to 62% on eligible first lien loans and up to 47% on eligible second lien loans. In addition, the Fund pays a fee on committed but undrawn amounts under the KeyBank Credit Facility.
The KeyBank Credit Facility includes a two-year revolving period and a three-year amortization period and matures on June 26, 2031, unless extended. Such Credit Facility is collateralized by all investment assets held by the SPV. The KeyBank Credit Agreement contains representations and warranties and affirmative and negative covenants customary for secured financings of this type, including certain financial covenants such as a consolidated tangible net worth requirement and a required asset coverage ratio.
The KeyBank Credit Agreement also contains customary events of default (subject to certain grace periods, as applicable), including but not limited to the nonpayment of principal, interest or fees; breach of covenants; inaccuracy of representations or warranties in any material respect; voluntary or involuntary bankruptcy proceedings; and change of control of the borrower without the prior written consent of KeyBank. As of June 30, 2026, the Fund was in compliance in all material respects with the terms of the KeyBank Credit Facility.

During the three months ended June 30, 2026, the Fund borrowed $20.8 million and made repayments of $11.2 million under the KeyBank Credit Facility. During the six months ended June 30, 2026, the Fund borrowed $35.3 million and made repayments of $19.4 million under the KeyBank Credit Facility.
During the three months ended June 30, 2025, the Fund borrowed $14.8 million and made repayments of $4 million under the KeyBank Credit Facility. During the six months ended June 30, 2025, the Fund borrowed $16.7 million and made repayments of $5.5 million under the KeyBank Credit Facility.
The Fund incurred approximately $1.3 million of initial and additional financing costs in connection with the KeyBank Credit Facility, which were capitalized and deferred using the straight-line method over the life of the facility. As of June 30, 2026 and December 31, 2025, unamortized deferred financing costs related to the KeyBank Credit Facility were $0.7 million and $0.4 million, respectively. As of June 30, 2026 and December 31, 2025, the Fund had a borrowing availability of approximately $22.4 million and $23.3 million, respectively.

The summary information regarding the KeyBank Credit Facility is as follows (dollars in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Stated interest expense	$765	$362	$1,460	$633
Custody fees	6	6	12	8
Amortization of deferred financing costs	46	107	126	214
Total interest, custody fees and amortization of deferred financing costs	$817	$475	$1,598	$855

Weighted average effective interest rate	7.4%	11.6%	7.6%	12.1%
Weighted average outstanding balance	$44,445	$16,391	$42,166	$14,192
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

As of June 30, 2026, the Fund was in compliance in all material respects with the terms of the 2028 Note Purchase Agreement.

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

Aggregate offering costs in connection with the 2028 Series A Notes issuance, including fees paid to the placement agent, were approximately $0.5 million, which were capitalized and deferred. As of June 30, 2026, unamortized deferred financing costs related to the 2028 Series A Notes were $0.3 million.

The components of interest expense and related fees for the 2028 Series A Notes are as follows (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Stated interest expense	$453	$906
Amortization of deferred financing costs	39	96
Total interest and amortization of deferred financing costs	$492	$1,002

Weighted average effective interest rate	7.9%	8.1%
Weighted average outstanding balance	$25,000	$25,000
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

Note 6. Commitments and Contingencies
Unfunded Commitments

The Fund’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans or equipment financings to the Fund’s portfolio companies. A portion of these unfunded contractual commitments as of June 30, 2026, and December 31, 2025, are generally dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Fund’s credit agreements contain customary lending provisions that allow the Fund relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Fund. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Fund’s disclosure of unfunded contractual commitments as of June 30, 2026, and December 31, 2025, includes only those commitments that are available at the request of the portfolio company and are unencumbered by milestones or additional lending provisions.

The Fund will fund its unfunded commitments, if any, from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under its KeyBank Credit Facility) and maintains adequate liquidity to fund its unfunded commitments through these sources.

As of June 30, 2026, the Fund had aggregate unfunded commitments of $4.3 million to five portfolio companies. As of December 31, 2025, the Fund had aggregate unfunded commitments of $2.2 million to four portfolio companies.

In the normal course of business, the Fund enters into contracts that provide a variety of representations and warranties and general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Fund under these arrangements is unknown as it would involve future claims that may be made against the Fund; however, based on the Fund’s experience, the risk of loss is remote, and no such claims are expected to occur. As such, the Fund had not accrued any liability in connection with such indemnifications as of June 30, 2026, and December 31, 2025.

Expense Limitation Agreement

The Fund and the Adviser have entered into the Expense Limitation Agreement (as defined below), dated as of August 28, 2025, pursuant to which the Adviser or an affiliate thereof may provide expense support to the Fund in order to reduce operating expenses borne by the Fund’s shareholders. Expense support payments may be made in the form of paying expenses directly, reimbursing the Fund for expenses incurred and paid, or waiving a portion of or all fees due by the Fund to the Adviser or an affiliate thereof during each quarterly calculation period. Any such expense limitation payments or waivers are subject to reimbursement by the Fund for three years after the date on which such expense limitation payment or waiver was made. No such expense limitation payments or waivers were made during the three and six months ended June 30, 2026, and June 30, 2025. See “Note 11 – Related Party Transactions” for additional information.

Organizational and Offering Expense Support and Reimbursement Agreement

The Fund and the Adviser have entered into the O&O Expense Agreement (as defined below), dated as of August 28, 2025, pursuant to which the Fund may pay for organizational and permissible offering (“O&O”) expenses up to a limit of 1.50% of gross equity contributions (including the value of the seed capital as described below). The Adviser, the Administrator or their affiliates will bear any O&O expenses in excess of the 1.50% limit. The Fund may pay O&O expenses in the form of direct payments to third-party vendors. The Fund may also pay O&O expenses to its affiliates and affiliates of the Adviser or the Administrator in the form of reimbursement (“Affiliate O&O Expense Reimbursement”). Affiliate O&O Expense Reimbursement will not be included in the calculation of operating expenses under the Expense Limitation Agreement. Any O&O Expenses subject to Affiliate O&O Expense Reimbursement are reimbursable by the Fund up to three years after the date on which such O&O Expenses were paid on the Fund’s behalf, provided that reimbursement does not cause the Fund to exceed the 1.50% limit described above at the time of such reimbursement. No such Affiliate O&O Expense Reimbursements were made during the three and six months ended June 30, 2026, and June 30, 2025. See “Note 11 – Related Party Transactions” for additional information.

Legal Proceedings

The Fund may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Fund in connection with the activities of its portfolio companies. As of June 30, 2026, and December 31, 2025, there were no material legal matters or material litigation pending of which the Fund is aware.

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

The Fund did not repurchase any shares during the three and six months ended June 30, 2026.

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

Brokerage firms and other financial intermediaries may decide not to participate in the Fund’s DRIP but may provide a similar distribution reinvestment plan for their clients. During the three and six months ended June 30, 2026, no shares were issued under the DRIP.

Distributions

The Fund intends to authorize and declare ordinary cash distributions on a quarterly basis and pay such distributions on a monthly basis.

Note 8. Earnings Per Share
The following table sets forth the computation of the basic and diluted earnings per common share for the three and six months ended June 30, 2026 (in thousands except shares and per share information). Prior to the Conversion, there were no shares outstanding.

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Earnings per share - basic and diluted
Numerator for basic and diluted earnings per share	$1,726	$3,109
Denominator for basic and diluted weighted average shares	6,082,510	6,054,150
Earnings/(Loss) per share - basic and diluted	$0.28	$0.51

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

As of June 30, 2026, the Fund had accrued U.S. federal excise tax of less than $0.1 million.

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Tax Cost of Investments	$138,136	$121,346

	June 30, 2026	December 31, 2025
Unrealized appreciation	$3,435	$2,644
Unrealized depreciation	(1,599)	(862)
Net change in unrealized appreciation from investments	$1,836	$1,782

Note 10. Financial Highlights
The following presents financial highlights for the six months ended June 30, 2026, and June 30, 2025 (in thousands except share and per share information):

Six Months Ended June 30, 2026
Net asset value, beginning of year/period	$10.24
Results of operations:
Net investment income	0.50
Net realized gains (losses) and unrealized appreciation (depreciation)	0.01
Net increase (decrease) in net assets resulting from operations	0.51

Net decrease in net assets resulting from distributions	(0.51)
Net asset value, end of year/period	$10.24

Shares outstanding, end of year/period	6,107,167
Weighted average Shares outstanding	6,054,150
Total return	5.0%

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Ratio/Supplemental Data:
Net assets, end of year/period	$62,566	$59,196
Ratio of total expenses to average net assets	20.8%	10.2%
Ratio of net investment income to average net assets	9.9%	8.1%
Ratio of interest and credit facility expenses to average net assets(2)	8.5%	3.1%
Portfolio turnover rate(1)	9.9%	11.4%
Asset coverage ratio (2)	179.3%	348.4%

(1)Portfolio turnover rate is calculated using the lesser of year-to-date cash sales/repayments or year-to-date cash purchases over the average of the total investments at fair value.
(2)The calculation is based on outstanding debt of $77.6 million and $23.6 million as of June 30, 2026 and June 30, 2025, respectively.

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

For the three months and six months ended June 30, 2026, the base management fee totaled $0.6 million and $1.2 million, respectively. As of June 30, 2026, $0.6 million remained payable. These amounts exclude base management fees payable under the Initial Advisory Agreement, as described below.

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

For the three months and six months ended June 30, 2026, incentive fees based on income totaled $0.4 million and $0.8 million, respectively. As of June 30, 2026, $0.4 million remained payable. These amounts exclude incentive fees payable under the Initial Advisory Agreement, as described below.

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

For the three and six months ended June 30, 2026, the Fund did not record an accrual for incentive fees based on capital gains under GAAP. These amounts exclude incentive fees payable under the Initial Advisory Agreement, as described below.

Additionally, the Fund will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Fund were to sell the relevant investment and realize a capital gain. For the three and six months ended June 30, 2026, such incentive fee totaled $0.1 million and $0.2 million, respectively, which remained unrealized. This amount excludes incentive fees payable under the Initial Advisory Agreement, as described below.

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
For the three and six months ended June 30, 2026, the Fund incurred $0.2 million and $0.3 million in Origination Fees, respectively. For the three and six months ended June 30, 2025, the Fund incurred $0.1 million and $0.2 million in Origination Fees, respectively. As of June 30, 2026, and December 31, 2025, there were no unpaid Origination Fees included in accrued expenses and other liabilities in the accompanying Consolidated Statement of Assets and Liabilities.

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
For the three and six months ended June 30, 2026, the Fund did not incur management fees and incentive fees representing the Income Incentive Fee and Capital Gains Incentive Fee pursuant to the Initial Advisory Agreement. For the three and six months ended June 30, 2025, the Fund incurred $0.3 million and $0.6 million in base management fees, respectively. For the three and six months ended June 30, 2025, the Fund incurred $0.2 million and $0.5 million, respectively, representing the Income Incentive Fee and $0.1 million and $0.1 million, respectively, representing the Contingent Capital Gains Incentive Fee pursuant to the Initial Advisory Agreement. As of June 30, 2026, and December 31, 2025, no fees remained unpaid pursuant to the Initial Advisory Agreement.

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

For the three months ended June 30, 2026, the Fund was charged a total of $0.1 million in administration fees pursuant to the Administration Agreement, consisting of less than $0.1 million for services provided by the Administrator and less than $0.1 million for services provided by Harmonic Fund Services, all of which was payable as of June 30, 2026.

For the six months ended June 30, 2026, the Fund was charged a total of $0.2 million in administration fees pursuant to the Administration Agreement, consisting approximately of $0.1 million and for services provided by the Administrator and less than $0.1 million for services provided by Harmonic Fund Services, all of which was payable as of June 30, 2026.

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
For the three and six months ended June 30, 2026, the Fund did not incur administration fees pursuant to the Initial Administration Agreement. For the three and six months ended June 30, 2025, the Fund was charged less than $0.1 million in administration fees pursuant to the Initial Administration Agreement, consisting of $0.0 million and less than $0.1 million, relating to services provided by the Initial Administrator and Harmonic Fund Services,

respectively. As of June 30, 2026, and December 31, 2025, no fees remained unpaid pursuant to the Initial Administration Agreement.
Due from Affiliate
As of June 30, 2026, and December 31, 2025, the Fund’s “Due from affiliates” balance of less than $0.1 million and $1.3 million, respectively, as reflected on Consolidated Statements as Assets and Liabilities, consisted of a net amount receivable from the Sub-Adviser related to trade settlements and is expected to be paid in the normal course of business.
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
Forward-Looking Statements
This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors discussed under Item 1A. “Risk Factors” of Part II of this quarterly report and Item 1A. “Risk Factors” of Part I of our Registration Statement on Form 10, filed with the SEC on August 28, 2025, including but not limited to the following:
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

Our investment portfolio is valued no less frequently than monthly. Fair valuations are ultimately determined by the Adviser in accordance with the Adviser’s valuation policies and procedures. Our Board of Trustees oversees the valuation designee and the process that it uses to determine the fair value of our assets. In this regard, the Board of Trustees receives periodic and, as applicable, prompt reporting regarding certain material valuation matters, as required by Rule 2a-5. We have the sole right to change the frequency of determination of the net asset value (“NAV”) at the Board of Trustees’ discretion.

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

Income Recognition
We recognize interest income on an accrual basis and recognize it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original issue discount (“OID”) initially includes the estimated fair value of detachable warrants obtained in conjunction with the origination of debt securities, and is accreted into interest income over the term of the loan as a yield enhancement based on the effective yield method. Interest income from payment-in-kind (“PIK”) represents contractually deferred interest added to the loan balance recorded on an accrual basis to the extent such amounts are expected to be collected.
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
Portfolio Composition and Investment Activity
Portfolio Composition
As of June 30, 2026, our investment portfolio had an aggregate fair value of approximately $140.0 million and was comprised of approximately $103.7 million in secured loans, $30.8 million in equipment financings, and $5.5 million in equity and warrants, across 75 portfolio companies. As of December 31, 2025, our investment portfolio had an aggregate fair value of approximately $123.1 million and was comprised of approximately $90.1 million in secured loans, $29.3 million in equipment financings, and $3.7 million in equity and warrants, across 66 portfolio companies.
A summary of the composition of our investment portfolio at cost and fair value as a percentage of total investments are shown in the following table as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Type	Cost	Fair Value	Cost	Fair Value
Secured Loans	75.0%	74.1%	73.5%	73.2%
Equipment Financings	22.4%	22.0%	24.2%	23.8%
Warrants	2.0%	3.0%	2.0%	2.6%
Equity	0.6%	0.9%	0.3%	0.4%
Total	100.0%	100.0%	100.0%	100.0%

The following table shows the composition of our investment portfolio by geographic region at cost and fair value as a percentage of total investments as of June 30, 2026, and December 31, 2025. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	June 30, 2026		December 31, 2025
Geographic Region	Cost	Fair Value	Cost	Fair Value
United States
West	30.3%	31.0%	33.5%	33.9%
Northeast	30.0%	29.7%	32.3%	32.0%
Midwest	9.4%	9.3%	5.9%	5.8%
Mountain	9.0%	8.9%	7.2%	7.2%
South	8.8%	8.8%	10.4%	10.4%
Southeast	6.3%	6.2%	3.9%	3.9%
International:
Western Europe	3.8%	3.8%	3.7%	3.7%
Canada	2.4%	2.3%	3.1%	3.1%
Total	100.0%	100.0%	100.0%	100.0%
Set forth below is a table showing the industry composition of our investment portfolio at cost and fair value as a percentage of total investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Industry	Cost	Fair Value	Cost	Fair Value
Medical Devices	16.8%	16.6%	13.2%	13.1%
Finance and Insurance	12.1%	12.0%	14.8%	14.6%
AI Automation & Infrastructure	11.6%	11.3%	12.0%	12.0%
SaaS	10.5%	10.4%	10.9%	10.8%
Energy and Resource Technology	9.9%	9.7%	8.5%	8.4%
Space Technology	9.5%	10.4%	10.4%	11.0%
Healthcare Technology	8.1%	8.0%	7.0%	7.0%
Marketing, Media and Entertainment	6.3%	6.0%	5.9%	5.7%
Other Healthcare Services	4.8%	4.8%	4.9%	4.9%
Connectivity	2.9%	2.9%	4.5%	4.5%
Biotechnology	2.6%	2.6%	2.9%	2.9%
Diagnostics & Tools	2.3%	2.3%	1.5%	1.5%
Consumer Products & Services	2.2%	2.6%	2.7%	2.8%
Food and Agriculture Technologies	0.2%	0.2%	0.5%	0.5%
Transportation Technology	0.2%	0.2%	0.3%	0.3%
Total	100.0%	100.0%	100.0%	100.0%
As of both June 30, 2026, and December 31, 2025, the debt, including loans and equipment financings, in our portfolio had an average time to maturity of approximately 3.1 years and 3.3 years, respectively. Additional information regarding our portfolio is set forth in the Consolidated Schedule of Investments and the related notes thereto included with this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk
Credit risk is the risk of default or non-performance by portfolio companies, equivalent to the investment’s carrying amount. Industry and sector concentrations will vary from period to period based on portfolio activity.
As of June 30, 2026, and December 31, 2025, the Fund’s ten largest portfolio companies represented approximately 28.3% and 33.1%, respectively, of the total fair value of the Fund’s investments in portfolio companies. As of both June 30, 2026, and December 31, 2025, the Fund had 14 and 12 portfolio companies that represented 5% or more of the Fund’s net assets, respectively.
Investment Activity
During the six months ended June 30, 2026, we invested approximately $18.5 million in 11 new portfolio companies and approximately $9.7 million in 16 existing portfolio companies, excluding deferred fees. During the six months ended June 30, 2026, we received an aggregate of $13.0 million in proceeds from repayments and sales of our investments, including proceeds of approximately $7.3 million from early repayments on our debt investments, $5.7 million from scheduled/amortizing debt payments.
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
The following table provides a summary of the changes in the investment portfolio for the six months ended June 30, 2026, and the year ended December 31, 2025 (in thousands):

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Beginning Portfolio, at fair value	$123,127	$66,886
Purchases, net of deferred fees	28,207	75,036
Proceeds received from sales and paydowns	(13,004)	(23,070)
Accretion of OID, EOT, and PIK payments	1,571	1,828
Net realized gain/(loss)	16	933
Net change in unrealized appreciation/(depreciation)	55	1,514
Ending Portfolio, at fair value	$139,972	$123,127
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
The following table shows the distribution of our secured loan and equipment financing investments on the 1 to 5 investment risk rating scale range at fair value as of June 30, 2026 and December 31, 2025 (dollars in thousands):

		June 30, 2026		December 31, 2025
Investment Risk Rating		Investments at	Percentage of	Investments at	Percentage of
Scale Range	Designation	Fair Value	Total Portfolio	Fair Value	Total Portfolio
4.0 - 5.0	Very Strong Performance	$3,869	2.9%	$3,693	3.1%
3.0 - 3.9	Strong Performance	50,565	37.6%	39,410	33.0%
2.0 - 2.9	Performing	79,782	59.3%	76,290	63.9%
1.6 - 1.9	Watch	286	0.2%	—	—%
1.0 - 1.5	Default/Workout	—	—%	—	—%
Total Debt Investments		$134,502	100.0%	$119,393	100.0%
As of June 30, 2026, and December 31, 2025, our debt investments had a weighted average risk rating score of 2.9 and 2.9, respectively.
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
As of June 30, 2026, and December 31, 2025, no loans or equipment financings loans were on non-accrual status.
Results of Operations
The following discussion and analysis of our results of operations encompasses our consolidated results for the three and six months ended June 30, 2026, and June 30, 2025.

Investment Income
The following table sets forth the components of investment income (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stated interest income	$3,731	$2,288	$7,341	$4,450
Amortization of OID and EOT	802	382	1,532	691
Prepayment penalty and related fees	28	—	254	—
Other fee income	246	71	308	93
Total investment income	$4,807	$2,741	$9,435	$5,234
For the three and six months ended June 30, 2026, total investment income was approximately $4.8 million, and $9.4 million, respectively, which represents an approximate effective yield of 14.7% and 14.5%, respectively, on the average investments during the year. For the three and six months ended June 30, 2025, total investment income was approximately $2.7 million and $5.2 million, respectively, which represents an approximate effective yield of 14.7% and 14.1%, respectively, on the average investments during the year. The increase in investment income for the three and six months ended June 30, 2026 was due to increases in each underlying component of investment income. Stated interest income and amortization of OID and EOT increased due to a higher principal value of income producing debt investments. Prepayment penalty and related fee income increased due to a higher volume of early repayments. Other fee income increased as a result of portfolio activity.
Net Operating Expenses
Our operating expenses are comprised of interest and fees on our borrowings, management fees and incentive fees, professional fees, directors' fees, general and administrative expenses. Our operating expenses totaled approximately $3.1 million and $6.4 million for the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025, our operating expenses totaled approximately $1.7 million and $3.0 million, respectively. The increase in our operating expenses for the three and six months ended June 30, 2026, is discussed with respect to each component of such expenses below.
Interest Expense and Other Debt Financing Costs
Our interest expense and other debt financing costs are primarily comprised of interest and fees related to secured borrowings under the KeyBank Credit Agreement and 2028 Series A Notes. Interest expense and other debt financing costs on our borrowings totaled approximately $1.3 million and $2.6 million, respectively, for the three and six months ended June 30, 2026 and $0.5 million and $0.9 million for the three and six months ended June 30, 2025, respectively. Our weighted average effective interest rate, comprised of interest and amortization of fees and discount, was approximately 7.6% and 7.8%, respectively, for the three and six months ended June 30, 2026, and 11.6% and 12.1%, respectively, the three and six months ended June 30, 2025. The increase in interest expense for the three months ended June 30, 2026 was primarily due to increased borrowings under the KeyBank Credit Facility and the incurrence of additional indebtedness under the 2028 Series A Notes.

Management Fees and Incentive Fees
Base management fees for the three and six months ended June 30, 2026, totaled approximately $0.6 million and $1.2 million, respectively. Base management fees for the three and six months ended June 30, 2025, totaled approximately $0.3 million and $0.6 million, respectively. Incentive fees for the three and six months ended June 30, 2026, totaled approximately $0.5 million and $1.0 million. Incentive fees for the three and six months ended June 30, 2025, totaled approximately $0.3 million and $0.6 million, respectively. The increase in base management fees for the three and six months ended June 30, 2026, was due to an increase in managed assets. The increase in incentive fees for the three and six months ended June 30, 2026, was primarily driven by higher pre-incentive fee net investment income and an increase in unrealized capital appreciation.
Professional Fees Expenses
Professional fees expenses, consisting of legal fees, accounting fees and third-party valuation fees, totaled approximately $0.4 million and $0.7 million, respectively, for the three and six months ended June 30, 2026, and $0.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2025. The increase in professional fees for the three and six months ended June 30, 2026 was driven by increases in legal, administrative, audit and valuation expenses.
Administrative Services Expenses and General and Administrative Expenses
Administrative services expenses primarily consist of administrative fees and general and administrative expenses include insurance premiums, rent, state taxes and various other expenses related to our ongoing operations. Our administrative services expenses and general and administrative expenses totaled approximately $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2026, and $0.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2025. These amounts are presented within professional fees on the Consolidated Statements of Operations. The increase in administrative services expenses and general and administrative expenses for the three and six months ended June 30, 2026, was primarily due to increases in administrative services expenses.
Directors' Fees Expenses
Directors' fees expenses totaled less than $0.1 million and approximately $0.1 million, respectively, for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, directors' fees expenses were not applicable as the Fund had not yet elected to be regulated as BDC.
Net Investment Income
For the three and six months ended June 30, 2026, we recognized approximately $4.8 million and $9.4 million, respectively, in total investment income as compared to approximately $3.1 million and $6.4 million, respectively, in total expenses, resulting in net investment income of approximately $1.7 million and $3.0 million, respectively. For the three and six months ended June 30, 2025, we recognized approximately $2.7 million and $5.2 million, respectively, in total investment income as compared to approximately $1.7 million and $3.0 million respectively, in total expenses, resulting in net investment income of approximately $1.0 million and $2.3 million, respectively.
Net Realized Gains and Losses
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period.

The net realized gains (losses) from the sales, repayments, or exits of investments for the three and six months ended June 30, 2026, and 2025 were comprised of the following (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net realized gain/(loss) on investments:
Gross realized gains	$—	$290	$16	$290
Gross realized losses	—	—	—	—
Total net realized gains/(losses) on investments	$—	$290	$16	$290
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
Net unrealized appreciation and depreciation on investments for the three and six months ended June 30, 2026, and June 30, 2025, is comprised of the following (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Gross unrealized appreciation	$1,178	$537	$1,908	$786
Gross unrealized depreciation	(1,115)	(250)	(1,838)	(437)
Net unrealized appreciation/(depreciation) reclassified related to net realized gains or losses	—	(29)	(15)	(30)
Total net unrealized gains/(losses) on investments	$63	$258	$55	$319
During the three months ended June 30, 2026, our net unrealized appreciation totaled approximately $0.1 million, which included net unrealized depreciation of $0.5 million from our debt investments plus net unrealized appreciation of $0.6 million from our warrant and equity investments.
During the six months ended June 30, 2026, our net unrealized appreciation totaled approximately $0.1 million, which included net unrealized depreciation of $0.9 million from our debt investments plus net unrealized appreciation of $1.0 million from our warrant and equity investments.
During the three months ended June 30, 2025, our net unrealized appreciation totaled approximately $0.3 million, which included net unrealized depreciation of $0.1 million from our debt investments plus net unrealized appreciation of $0.4 million from our warrant and equity investments.

During the six months ended June 30, 2025, our net unrealized appreciation totaled approximately $0.3 million, which included net unrealized depreciation of $0.1 million from our debt investments plus net unrealized appreciation of $0.4 million from our warrant and equity investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
Net increase in net assets resulting from operations during the three and six months ended June 30, 2026, totaled approximately $1.7 million and $3.1 million, respectively.
Net increase in net assets resulting from operations during the three and six months ended June 30, 2025, totaled approximately $1.5 million and $2.9 million, respectively.
Net Increase (Decrease) in Net Assets Resulting from Operations and Earnings Per Share
For the three months ended June 30, 2026, basic and diluted net increase in net assets per common share was $0.28. For the six months ended June 30, 2026, basic and diluted net increase in net assets per common share was $0.51.
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
During the six months ended June 30, 2026, we experienced a net increase in cash and cash equivalents in the amount of less than $2.0 million, which is the net result of $13.3 million of cash provided by financing activities, offset by $11.4 million of cash used in operating activities.
During the six months ended June 30, 2025, we experienced a net decrease in cash and cash equivalents in the amount of $1.4 million, which is the net result of $11.2 million of cash provided by financing activities, offset by $12.6 million of cash used in operating activities.
As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $2.6 million and $0.6 million, respectively. Cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and therefore is subject to credit risk. All of the Fund’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.
As of June 30, 2026, and December 31, 2025, we had approximately $22.4 million and $23.3 million, respectively, of available borrowings under the KeyBank Credit Agreement, subject to its terms and regulatory requirements. Cash and cash equivalents, taken together with available borrowings under the KeyBank Credit Agreement, as of June 30, 2026, are expected to be sufficient for our investing activities and to conduct our operations in the near term and long term.

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

As of June 30, 2026, our asset coverage ratio was approximately 179.3% and our asset coverage ratio per unit was approximately $1.8. As of December 31, 2025, our asset coverage ratio was approximately 198.5% and our asset coverage ratio per unit was approximately $2.0.

Commitments
Our commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to our portfolio companies. A portion of these unfunded contractual commitments as of June 30, 2026, and December 31, 2025 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, our credit agreements with our portfolio companies generally contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the Fund. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, our disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by milestones. We will fund future unfunded commitments from the same sources we use to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the KeyBank Credit Agreement).
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
Contractual Obligations
A summary of our contractual payment obligations as of June 30, 2026, is as follows (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
KeyBank Credit Facility	$—	$—	$52,600	$—	$52,600
2028 Series A Notes	$—	$25,000	$—	$—	$25,000
Total Contractual Obligations	$—	$25,000	$52,600	$—	$77,600

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
As of June 30, 2026, approximately 77.1% of our debt investments based on outstanding principal balance represented floating-rate investments based on U.S. Prime Rate (“Prime”) or Secured Overnight Financing Rate (“SOFR”), and approximately 22.9% of our debt investments based on outstanding principal balance represented fixed rate investments. In addition, borrowings under the KeyBank Credit Agreement bear interest at a rate equal to SOFR plus an applicable spread.
Based on our Consolidated Statements of Operations as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in the Prime Rate on our debt investments (considering interest rate floors for floating-rate instruments) and the hypothetical base rate changes in the SOFR on our KeyBank Credit Agreement, assuming that there are no changes in our investment and borrowing structure (in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$2,734	$(1,578)	$1,156
Up 200 basis points	$1,823	$(1,052)	$771
Up 100 basis points	$782	$(526)	$256
Down 100 basis points	$(260)	$526	$266
Down 200 basis points	$(441)	$1,052	$611
Down 300 basis points	$(662)	$1,578	$916
Currency Risk
Any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. As of June 30, 2026, we had three foreign domiciled portfolio companies. Our exposure to currency risk related to these debt investments is minimal as payments from such portfolio companies are primarily received in U.S. dollars. No other investments as of June 30, 2026, were subject to currency risk.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” in our Annual Report for the year ended December 31, 2025, on Form 10-K, filed with the SEC on March 31, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.
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

The following summarizes the total shares issued and proceeds received related to subscriptions for the Private Offering in the fiscal quarter ended June 30, 2026:

•On April 1, 2026, the Fund issued and sold 29,669 of its shares for aggregate proceeds to the Fund of $0.3 million.
•On June 1, 2026, the Fund issued and sold 36,783 of its shares for aggregate proceeds to the Fund of $0.4 million.

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

Subject to the Board of Trustees' discretion, we intend to offer to repurchase shares from shareholders in each quarter in an amount up to 5% of our shares outstanding, calculated as of the prior calendar quarter end. At the discretion of the Board of Trustees, we may extend multiple offers to repurchase shares in a quarter in an aggregate amount of 5% of our shares outstanding. The Fund’s Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in the Fund’s best interest and the best interest of the shareholders. As a result, share repurchases may not be available each quarter. We intend to conduct repurchase offers in accordance with the requirements of Rule 13e-4 under the Exchange Act and the 1940 Act.

During the three months ended June 30, 2026, we did not repurchase any of our shares.

Distribution Reinvestment Plan

During the three months ended June 30, 2026, no shares were issued pursuant to the Fund's distribution reinvestment plan,

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of the Fund’s trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Fund shares that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
10.1*
First Amendment to the Credit Agreement, dated June 26, 2026, by and among EPT SPV 16 SUB (US), LLC, as borrower, Trinity Capital Adviser LLC, as servicer, KeyBank National Association, as administrative agent and syndication agent, Computershare Trust Company, N.A., as collateral custodian, and the lenders party thereto.

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

EAGLE POINT TRINITY SENIOR SECURED LENDING COMPANY

Dated: August 13, 2026	By:	/s/ Thomas Majewski
Thomas Majewski
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ Kyle Brown
Kyle Brown
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ Kenneth P. Onorio
Kenneth P. Onorio
Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)